Form 10-Q
period 2001-07-14
FRESH BRANDS INC
filed 2001-08-28
CIK 1135431

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------
                                    FORM 10-Q
(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---      THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 14, 2001
                                        -------------
                                       OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
---      OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                       ---------------  ----------------

                          Commission File Number 0-549
                                                 -----

                               FRESH BRANDS, INC.
                           -------------------------
             (Exact Name of Registrant as Specified in its Charter)

         WISCONSIN                                             39-2019963
---------------------------------                          ------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation of organization)                          Identification No.)

     2215 UNION AVENUE
   SHEBOYGAN, WISCONSIN                                          53081
  --------------------                                       ------------
   (Address of principal                                      (Zip Code)
    executive offices)

                          Registrant's telephone number
                        including area code 920-457-4433
                                            ------------

                           SCHULTZ SAV-O STORES, INC.
               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes _X_ No___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___ No___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          As of August 28, 2001, 5,044,390 shares of Common Stock, $0.05 par value, were issued and outstanding.

                               FRESH BRANDS, INC.

                                 FORM 10-Q INDEX

                                                                          PAGE
                                                                         NUMBER

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

              Consolidated Balance Sheets                                    3

              Unaudited Consolidated Statements of Earnings                  4

              Unaudited Consolidated Statements of Cash Flows                5

              Notes to Unaudited Consolidated Financial Statements           6

Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                     8

Item 3.   Quantitative and Qualitative Disclosures
              about Market Risk                                             12

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders                 13

Item 6.   Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                  15

                                            PART I FINANCIAL INFORMATION

Item 1.       Financial Statements

                                                 FRESH BRANDS, INC.

                                            CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)               (Audited)
                                                                            July 14,                December 30,
Assets                                                                        2001                     2000
-------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and equivalents                                                  $ 17,630,000            $ 31,309,000
     Receivables                                                              9,736,000              11,691,000
     Inventories                                                             30,846,000              24,259,000
     Other current assets                                                     6,894,000               2,916,000
     Deferred Income taxes                                                    4,262,000               4,102,000
-------------------------------------------------------------------------------------------------------------------
     Total current assets                                                    69,368,000            $ 74,277,000
-------------------------------------------------------------------------------------------------------------------

Noncurrent receivable under capital subleases                                 3,940,000               4,163,000
Property under capital leases, net                                            2,829,000               3,051,000
Goodwill                                                                     21,495,000                 717,000
Other noncurrent assets                                                         957,000               1,278,000
Property and equipment, net                                                  28,996,000              21,413,000
-------------------------------------------------------------------------------------------------------------------
Total assets                                                               $127,585,000            $104,899,000
===================================================================================================================

Liabilities and Shareholders' Investment
-------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                                      $ 35,269,000            $ 27,700,000
     Accrued salaries and benefits                                            7,497,000               5,673,000
     Accrued insurance                                                        3,337,000               3,032,000
     Other accrued liabilities                                                7,003,000               6,197,000
     Current obligations under capital leases                                   865,000                 785,000
     Current maturities of long-term debt                                       329,000                 169,000
-------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                               54,300,000              43,556,000
-------------------------------------------------------------------------------------------------------------------

Long-term obligations under capital leases                                    7,816,000               8,284,000
Long-term debt                                                               18,560,000               2,685,000
Deferred income taxes                                                           861,000                 861,000
Shareholders' investment:
     Common stock                                                               438,000                 438,000
     Additional paid-in capital                                              15,262,000              15,174,000
     Retained earnings                                                       72,472,000              69,767,000
     Treasury stock                                                         (42,124,000)            (35,866,000)
-------------------------------------------------------------------------------------------------------------------
     Total shareholders' investment                                          46,048,000              49,513,000
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' investment                             $127,585,000            $104,899,000
===================================================================================================================

                                                      FRESH BRANDS, INC.

                                        UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

  -----------------------------------------------------------------------------------------------------------------------------
                                                       For the 12-weeks ended                     For the 28-weeks ended
                                                July 14, 2001        July 15, 2000         July 14, 2001         July 15, 2000
  -----------------------------------------------------------------------------------------------------------------------------

  Net sales                                      $131,899,000         $116,459,000          $287,623,000          $264,147,000
  Costs and expenses:
       Cost of products sold                      108,778,000           96,988,000           238,440,000           220,218,000
       Operating and
        administrative expenses                    20,202,000           16,507,000            43,320,000            37,966,000

  Operating income                                  2,919,000            2,964,000             5,863,000             5,963,000

  Interest income                                     196,000              302,000               584,000               578,000
  Interest expense                                   (250,000)            (197,000)             (534,000)             (459,000)

  Earnings before income taxes                      2,865,000            3,069,000             5,913,000             6,082,000

  Provision for income taxes                        1,089,000            1,166,000             2,247,000             2,311,000
  -----------------------------------------------------------------------------------------------------------------------------

  Net earnings                                   $  1,776,000         $  1,903,000          $  3,666,000          $  3,771,000
  =============================================================================================================================

  Earnings per share - basic                     $       0.34         $       0.32          $       0.68          $       0.63

  Earnings per share - diluted                   $       0.34         $       0.32          $       0.68          $       0.63

  Cash dividends paid per share
       of common stock                           $       0.09         $       0.09          $       0.18          $       0.18

  Weighted average common shares
       and equivalents                              5,251,000            5,989,000             5,398,000             5,995,000


                                                 FRESH BRANDS, INC.

                                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------
                                                                                  For the 28-weeks ended
                                                                          July 14, 2001           July 15, 2000
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                          $  3,666,000            $  3,771,000
     Adjustments to reconcile net earnings to net cash flows
       from operating activities
         Depreciation and amortization                                        2,969,000               2,820,000
         Deferred income taxes                                                 (160,000)                 -
     Changes in assets and liabilities, excluding impact of acquisition
         Receivables                                                          2,874,000              (3,348,000)
         Inventories                                                         (1,287,000)              3,680,000
         Other current assets                                                (3,893,000)               (156,000)
         Accounts payable                                                     2,031,000               5,224,000
         Accrued liabilities                                                    (31,000)               (211,000)
-------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                      6,169,000              11,780,000
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition, net of cash acquired                                      (27,298,000)                 -
     Expenditures for property and equipment                                   (880,000)             (2,368,000)
     Receipt of principal amounts under capital
       sublease agreements                                                      198,000                 175,000
     Other                                                                        -                       2,000
-------------------------------------------------------------------------------------------------------------------
Net cash flows from investing activities                                    (27,980,000)             (2,191,000)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term debt borrowing                                                15,878,000                  -
     Payment for acquisition of treasury stock                               (6,828,000)                (55,000)
     Payment of cash dividends                                                 (961,000)             (1,069,000)
     Exercise of stock options                                                  546,000                  -
     Principal payments under capital lease obligations                        (422,000)               (375,000)
     Principal payments on long-term debt                                      (105,000)                (94,000)
     Other                                                                       24,000                  24,000
-------------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities                                      8,132,000              (1,569,000)
-------------------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS:
     Net change                                                             (13,679,000)              8,020,000
     Balance, beginning of period                                            31,309,000              22,433,000
-------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                     $ 17,630,000            $ 30,453,000
===================================================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                                                         $    494,000            $    456,000
     Income taxes paid                                                        1,956,000               1,950,000

                               FRESH BRANDS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The financial statements included herein have been prepared by the Company without audit. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements furnished with this report reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2000 annual report to shareholders, as incorporated by reference in the Company's Form 10-K for the fiscal year ended December 30, 2000.

(2)  Business Combinations

On June 16, 2001, the Company acquired all of the outstanding common stock of Dick's Supermarkets, Inc. for approximately $30.0 million in cash (including assumption of funded debt), subject to adjustment based on the net working capital of Dick's as of the closing date. This acquisition has been accounted for under the purchase method of accounting and the results of Dick's Supermarkets, Inc. have been included in the Company's results from the date of acquisition. The Company allocated the purchase price, on a pro forma basis, to the fair market value of the assets acquired and the liabilities assumed resulting in goodwill of approximately $20.8 million. The final adjustments to the purchase price allocations are not expected to be material to the consolidated financial statements.

The unaudited pro forma results of operations for the 12-week and 28-week periods ended July 14, 2001 and July 15, 2000 included in the table below have been prepared for comparative purposes only. These results have been prepared as if the acquisition of Dick's Supermarkets, Inc. had occurred at the beginning of fiscal 2000, but do not necessarily reflect the results that would have occurred had the acquisition actually occurred at the beginning of fiscal 2000. The results presented below include certain pro forma adjustments to reflect the amortization of goodwill, depreciation of fixed assets, adjustments to interest expense and the inclusion of an income tax provision on all earnings :

-----------------------------------------------------------------------------------------------------
                                          For the 12-weeks ended           For the 28-weeks ended
                                     July 14, 2001    July 15, 2000   July 14, 2001    July 15, 2000
-----------------------------------------------------------------------------------------------------
Revenues                              $148,100,000     $142,100,000    $334,500,000    $320,500,000
Net income                               1,606,000        2,023,000       3,071,000       3,544,000
Net income per share:
   Basic                              $       0.32     $       0.34    $       0.58    $       0.60
   Diluted                            $       0.31     $       0.34    $       0.58    $       0.59
-----------------------------------------------------------------------------------------------------

(3)  Other Current Assets
--------------------------------------------------------------------------------------------
                                                      July 14, 2001   December 30, 2000
--------------------------------------------------------------------------------------------
Prepaid expenses                                       $  1,407,000    $    647,000
Property held for resale                                  4,626,000       1,417,000
Retail systems and supplies for resale                      468,000         484,000
Receivable under capital subleases                          393,000         368,000
--------------------------------------------------------------------------------------------
Other current assets                                   $  6,894,000    $  2,916,000
============================================================================================

(4)  Segment Reporting

Summarized financial information for the second quarter and year-to-date of 2001 and 2000 concerning the Company's reportable segments is shown in the following tables (in thousands):

------------------------------------------------------------------------------------------------------
                                          For the 12-weeks ended           For the 28-weeks ended
Sales                                July 14, 2001    July 15, 2000   July 14, 2001   July 15, 2000
------------------------------------------------------------------------------------------------------
Wholesale sales                       $    103,060     $     94,071    $    230,071    $    214,465
Intracompany sales                         (30,301)         (26,011)        (66,092)        (60,961)
                                      ------------     ------------    ------------    ------------
Net wholesale sales                         72,759           68,060         163,979         153,504
Retail sales                                59,140           48,399         123,644         110,643
------------------------------------------------------------------------------------------------------
Total sales                           $    131,899     $    116,459    $    287,623    $    264,147
======================================================================================================
------------------------------------------------------------------------------------------------------
                                          For the 12-weeks ended           For the 28-weeks ended
Earnings Before Income Tax           July 14, 2001    July 15, 2000   July 14, 2001   July 15, 2000
------------------------------------------------------------------------------------------------------
Wholesale                             $      1,971     $      2,150    $      4,463    $      4,625
Retail                                         948              814           1,400           1,338
                                      ------------     ------------    ------------    ------------
Total operating income                       2,919            2,964           5,863           5,963
Interest income                                196              302             584             578
Interest expense                              (250)            (197)           (534)           (459)
------------------------------------------------------------------------------------------------------
Earnings before income taxes          $      2,865     $      3,069    $      5,913    $      6,082
======================================================================================================

(5)  New Accounting Pronouncements

In June 2001, the Statement of Financial Accounting Standards ("SFAS") issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests in accordance with these statements. The nonamortization provisions of SFAS No. 142 will not initially impact amortization expense related to acquisitions initiated prior to June 30, 2001, but any goodwill or indefinite lived intangibles on acquisitions subsequent to June 30, 2001 will not be amortized. Effective December 30, 2001, all amortization expense on goodwill with indefinite lives will stop. The Company estimates that the nonamortization provisions of SFAS No. 142 will eliminate approximately $1.0 million of amortization that would have been expensed in fiscal 2002 under the previous guidance. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill as of December 30, 2001. The Company has not yet determined what effect this test will have on its net income and financial position.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations
---------------------

On June 16, 2001, Fresh Brands, Inc. completed the acquisition of Dick's Supermarkets, Inc. The Company purchased Dick's Supermarkets, Inc. for approximately $30.0 million in cash, less the assumption of approximately $3.8 million of funded debt, subject to further adjustment based on the net working capital of Dick's as of the closing date.

Selected costs and results as a percent of net sales:
---------------------------------------------------------------------------------------------------------------
                                                  For the 12-weeks ended           For the 28-weeks ended
                                              July 14, 2001   July 15, 2000    July 14, 2001   July 15, 2000
---------------------------------------------------------------------------------------------------------------
Gross margin                                     17.5%            16.7%             17.1%            16.6%
Operating and administrative expenses            15.3             14.2              15.1             14.4
Earnings before income taxes                      2.2              2.6               2.1              2.3
Net earnings                                      1.3              1.6               1.3              1.4
---------------------------------------------------------------------------------------------------------------

Net Sales

Net sales for the 12- and 28-week periods ended July 14, 2001 were $131.9 million and $287.6 million, respectively, compared to $116.5 million and $264.1 million, respectively, for the same periods in 2000. The increases of $15.4 million and $23.5 million, or 13.3% and 8.9%, respectively, were due to increases in both wholesale and retail sales volume.

Retail sales for the 12- and 28-week periods ended July 14, 2001 were $59.1 million and $123.6 million, respectively, compared to $48.4 million and $110.6 million for the same periods in 2000. The retail sales increases of $10.7 million and $13.0 million represented percentage increases of 22.1 % and 11.8% for the second quarter and the first half of fiscal 2001, respectively. The June 16, 2001 acquisition of Dick's Supermarkets, Inc. added $8.5 million, or 14.4%, to second quarter retail sales and was the primary factor contributing to the volume growth. An additional key factor behind the retail sales improvement was the continuing success of the Piggly Wiggly(R) Preferred Power Pricing marketing and promotional program which was initiated in January 2001. Retail sales also continued to be positively impacted, in comparison to the prior year, by the replacement of one corporate store in Racine, Wisconsin in May 2000 and store closures by competitors over the past year. For the Piggly Wiggly franchise and corporate retail chain, same store sales increased 4.5% for the second quarter and 3.7% for the first half of fiscal year 2001 compared to the same periods in 2000.

Net wholesale sales for the 12- and 28-week periods ended July 14, 2001 were $72.8 million and $164.0 million, respectively, compared to $68.1 million and $153.5 million for the same periods in 2000. The net wholesale sales increases of $4.7 million and $10.5 million represented percentage increases of 6.9% and 6.8% for the second quarter and the first half of fiscal 2001, respectively. The opening of three replacement franchise stores, the first in New Holstein, Wisconsin in September 2000, the second in Slinger, Wisconsin in January 2001 and the third in Campbellsport, Wisconsin in April 2001, combined with the opening of one new market franchise supermarket in Kewaskum, Wisconsin in June 2000, were significant reasons for the wholesale volume increase. The combined year to date sales improvement through July 14, 2001 attributable to these stores was approximately $3.5 million, or a 60% increase measured against last year's same store sales. The conversion to a Piggly Wiggly of an independent store in Kohler, Wisconsin in April 2001 and the Company's successful marketing and promotional programs provided additional wholesale sales improvements. Similar to certain corporate retail stores, certain franchise supermarkets experienced intense competitive pressures. These competitive pressures resulted in the closing of one underperforming and non-competitive franchise store in Milwaukee, Wisconsin and one in Gurnee, Illinois in April 2001. As of July 14, 2001, the Company had 70 independent franchise-owned supermarkets and 27 corporate stores, 89 of which operated under the Piggly Wiggly banner and eight that operated as Dick's Supermarkets, Inc.

Gross Margin

Gross margin increased to 17.5% and 17.1% for the 12- and 28-week periods ended July 14, 2001, compared to 16.7% and 16.6%, respectively, for the same periods in 2000. This significant improvement was solely attributable to the increased mix of higher margin retail sales resulting from the Dick's acquisition. For the remainder of the year, the Company anticipates further gross margin improvements as the mix of retail sales to total sales approaches 50%. For the 28-week period ended July 14, 2001, the mix was 43.0%, compared to 41.9% for the 28-week period ended July 15, 2000.

Operating and Administrative Expenses

Operating and administrative expenses, as a percent of sales, increased to 15.3% and 15.1% for the 12- and 28-week periods ended July 14, 2001, compared to 14.2% and 14.4%, respectively, for the same periods in 2000.

The increase in retail mix resulting from the Dick's acquisition resulted in a corresponding and anticipated increase in operating and administrative expenses. Further, goodwill amortization for the Dick's acquisition totaled approximately $80,000 during the second quarter. For the year, the Company anticipates goodwill amortization to total $550,000. However, as a result of two new accounting pronouncements, goodwill amortization over its estimated useful life will be eliminated effective as of January 1, 2002. Instead, goodwill will be subject to at least an annual impairment assessment with the application of a fair value-based test. Assuming that the Company's initial goodwill valuation of $20.8 million from the acquisition of Dick's continues to represent its fair value, these accounting changes are expected to increase the Company's operating earnings next year by approximately $1.0 million from the earnings accretion otherwise anticipated from the Dick's acquisition.

In addition to increased operating and administrative expenses resulting from the Dick's acquisition, the Company continues to experience significant increases in its employee health care costs. These cost increases relate to costs from the Company's retail union employees who are involved with a multi-employer health plan, as well as internal costs associated with its non-union employees. In particular, costs with its multi-employer plan are expected to increase by approximately $500,000 in the second half of fiscal 2001. The Company anticipates that these increased levels of health care costs will continue in the future.

Due to the ongoing highly competitive nature of the industry in the Company's markets, certain Company franchise operators and corporate retail supermarkets continue to experience a variety of operational issues. The Company continues to evaluate various business alternatives relating to these underperforming operations. The Company's business alternatives include, but are not limited to, the sale and subsequent conversion of corporate stores to franchise units, closing stores, or implementing other operational changes. Implementation of these alternatives could result in the Company incurring certain repositioning or restructuring charges for these replaced, closed or sold stores and negatively impact net earnings in the short term. However, the Company believes that such actions will help improve the Company's long-term profitability. The Company did not incur any significant repositioning costs relating to the closure of two franchise stores in April 2001.

The Company borrowed $12.5 million in the second quarter of 2001 to help fund its acquisition of Dick's Supermarkets, Inc. For the second quarter of 2001, the corresponding interest charge was nominal. For the year, the Company expects total interest expense from borrowings related to the Dick's acquisition to be approximately $350,000. The Company expects other interest expense for the year to be nominal as was total interest expense in 2000.

Net Earnings

Net earnings for the 12- and 28-week periods ended July 14, 2001 decreased 6.7% and 2.8% to $1.8 million and $3.7 million, respectively, compared to $1.9 million and $3.8 million for the same periods in 2000. Diluted earnings per share for the 12-week period ended July 14, 2001 increased 6.3% to $0.34, compared to $0.32 in 2000, and increased 7.9% for the 28-week period ended July 14, 2001 to $0.68 compared to $0.63 in 2000. The weighted average common shares and equivalents for the second quarter and first half of 2001 were 5,251,000 and 5,398,000, compared to 5,989,000 and 5,995,000, respectively, for the same periods in 2000. The decreases of 738,000 shares and 597,000 shares, or 12.3% and 10.0%, respectively, were due to significant share repurchases since 2000.

Liquidity and Capital Resources
-------------------------------

As of July 14, 2001, the Company had cash and equivalents totaling $17.6 million. At year-end 2000, cash and equivalents aggregated $31.3 million. The net cash outflow of $13.7 million was primarily attributable to the acquisition of Dick's Supermarkets, Inc. on June 16, 2001. Additional operating, investing and financing activities contributing to changes in cash flows are described below.

The Company had net cash inflows from operating activities of $6.2 million during the first half of 2001, compared to net cash inflows of $11.8 million for the same period in 2000. The decrease in cash inflows from operations was due primarily to a $3.2 million increase in property held for resale since December 30, 2000. This increase in property held for resale was solely attributable to capital expenditures relating to the new prototype, state-of-the-art supermarket in Sheboygan, Wisconsin that opened early in August 2001. The timing of cash receipts, cash payments and changes in short-term financing to the Company's wholesale customers also contributed to the variance. The combined effect of changes in accounts receivable, inventory and accounts payable was to increase operating cash inflow by $3.6 million to $9.2 million compared to operating cash inflows of $5.6 million during the same time period in the prior year.

Net cash outflows from investing activities for the 28-week period ended July 14, 2001 totaled $28.0 million, compared to $2.2 million for the same period in 2000. The acquisition of Dick's Supermarkets, Inc. accounted for nearly $27.3 million of the second quarter investing cash outflow.

During the second quarter of 2001, the Company announced a $15 million, three-year capital expenditure project to replace and expand its current business information technology systems. The new systems are expected to support the Company's aggressive growth plans and provide improved operational efficiencies and cost savings. The project, which is expected to be rolled-out over a three-year period, includes four critical business process phases. The first two phases of the program, the core infrastructure and the systems relating to the Company's wholesale business operations, are expected to be completed over the next 12 to 18 months. The final two phases, relating to the Company's retail pricing and promotional card marketing, human resources and financial reporting systems, are projected to be completed over the next 24 to 36 months. This project is expected to be funded substantially with internally generated cash from operations.

The Company expects that its growth in earnings and earnings per share could be affected as a result of the implementation of this business information technology project for the next several years. For 2001, the impact on earnings and earnings per share is expected to be nominal because the project is scheduled to commence during the third quarter of 2001. The Company expects to spend between $3 million and $5 million during the remainder of this year on this project. The impact of this project on the Company's earnings and earnings per share in the future is uncertain and will be dependent upon the Company's ability to successfully achieve it strategic growth initiatives and realize the expected efficiencies and cost savings from its new business information systems.

Principally as a result of the Company's systems project, the Company's capital budget for 2001 has been increased to $14.3 million from $7.0 million. Of this capital budget, approximately $4.2 million was committed for corporate retail replacement stores and $1.0 million for warehouse distribution additions. Additionally, up to $5.0 million of the budget has been allocated for the Company's business systems project.

Net cash inflows from financing activities for the 28-week period ended July 14, 2001, totaled nearly $8.1 million compared to cash outflows of $1.6 million for the same period in 2000. In the second quarter of 2001, the Company entered into a new $35 million revolving credit facility. The lenders under the new facility remained the same as under the Company's former $16.0 million credit agreement. The Company borrowed $12.5 million on its new revolving credit facility to help fund its acquisition of Dick's Supermarkets, Inc. in the second quarter of 2001. An additional $3.0 million was borrowed during the second quarter to provide additional working capital to Fresh Brands Distributing, Inc. Further, the 2001 second quarter outflows increased principally due to the Company repurchasing nearly 570,000 shares of common stock aggregating $6.8 million during the first half of 2001. This compares to the Company's repurchase of only 5,000 shares for $55,000 during the first half of 2000. Approximately $3.3 million of the Board authorized $25 million stock repurchase program remains available for future share repurchases.

The Company's working capital position at July 14, 2001 was $15.1 million, compared to $30.7 million at December 30, 2000. The Company's current ratio at July 14, 2001 was 1.28 to 1.00 with cash and equivalents constituting substantially all of the working capital. The current ratio for the same period last year was 1.86 to 1.00. As of July 14, 2001, the Company had unsecured revolving bank credit facilities aggregating $35.0 million, with $19.5 million remaining available for use. Although the Company's working capital position decreased significantly, its liquidity position continues to be very favorable and strong.

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

Certain matters discussed in this Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company believes, anticipates, expects or words of similar import. Similarly, statements that describe the Company's future plans, objectives, strategies or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties including, but not limited, to the following: (1) presence of intense competitive market activity in the Company's market areas; (2) ability to identify and develop new market locations for expansion purposes; (3) continuing ability to obtain reasonable vendor marketing funds for promotional purposes; (4) the cost and results of the Company's new business information technology systems replacement project; (5) ongoing absence of food price inflation; (6) the Company's ability to continue to recruit, train and retain quality franchise and corporate retail store operators; (7) the potential recognition of repositioning charges resulting from potential closure, conversions and consolidations of retail stores due principally to the competitive nature of the industry and to the quality of the Company's retail store operators; and (8) the Company's ability to integrate and assimilate the acquisition of Dick's Supermarkets, Inc. and to achieve, on a timely basis, the Company's anticipated benefits and synergies thereof Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The Company's only variable rate financial instrument subject to interest rate risk is a $35 million revolving credit facility which permits borrowings at interest rates based on either the bank's prime rate or adjusted LIBOR. Because the Company has borrowed approximately $15.5 million under this facility as of July 14, 2001, increases in market interest rates would cause the Company's interest expense to increase and its earnings before income taxes to decrease. Based on the Company's outstanding revolving credit facility borrowings as of July 14, 2001, a 100 basis point increase in market interest rates would increase annual interest expense by approximately $155,000.

The Company believes that its exposure to market risks related to changes in foreign currency exchange rates and trade accounts receivable is immaterial.

PART II   Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

The Company's 2001 annual meeting of shareholders was held on Wednesday, May 30, 2001. At the meeting, the shareholders re-elected William K. Jacobson and Steven
R. Barth and elected G. William Dietrich to the Company's Board of Directors for the three-year terms expiring at the Company's 2004 annual meeting of shareholders and until their successors are duly qualified and elected. As of the April 27, 2001 record date for the annual meeting, 5,478,454 shares of Common Stock were outstanding and eligible to vote. Of these, 4,797,593 shares of Common Stock voted at the meeting in person or by proxy. The following votes were recorded for each nominee:

                                    For                       Withheld
                          -------------------------   ------------------------
                             Votes      Percentage       Votes     Percentage
                             -----      ----------       -----     ----------
William K. Jacobson        4,402,365       91.8%        395,228       8.2%
Steven R. Barth            4,402,365       91.8%        395,228       8.2%
G. William Dietrich        4,400,487       91.7%        397,106       8.3%

The tabulation of votes for the election of directors resulted in no broker non-votes or abstentions.

The Company's continuing directors are Martin Crneckiy, Jr., R. Bruce Grover and Elwood F. Winn with terms expiring in 2002 and Michael R. Houser, Bruce J. Olson and Walter G. Winding with terms expiring in 2003.

Of the 4,797,593 shares of Common Stock voted at the meeting in person or by proxy, the following votes were recorded for approval of the share exchange with Fresh Brands, Inc.:

          For                        Against                   Abstained
 ----------------------         --------------------      ---------------------
    Votes    Percentage         Votes     Percentage       Votes     Percentage
    -----    ----------         -----     ----------       -----     ----------
  4,208,405     98.2%           59,176       1.4%          17,317       0.4%

The tabulation of votes for the increase in the number of shares issuable under the share exchange with Fresh Brands, Inc. resulted in broker non-votes of 512,695 shares.

Of the 4,797,593 shares of Common Stock voted at the meeting in person or by proxy, the following votes were recorded for approval of the of the increase in the number of shares issuable under the 1995 Equity Incentive Plan from 1,250,000 shares to 1,750,000 shares:

          For                        Against                   Abstained
 ----------------------         --------------------      ---------------------
    Votes    Percentage         Votes     Percentage       Votes     Percentage
    -----    ----------         -----     ----------       -----     ----------
  2,293,125      53.5%        1,899,137       44.3%        92,636        2.2%

The tabulation of votes for the increase in the number of shares issuable under the 1995 Equity Incentive Plan resulted in broker non-votes of 512,695 shares.

Of the 4,797,593 shares of Common Stock voted at the meeting in person or by proxy, the following votes were recorded for approval of the of the adoption of the 2001 Nonemployee Director Stock Option Plan:

          For                        Against                   Abstained
 ----------------------         --------------------      ---------------------
    Votes    Percentage         Votes     Percentage       Votes     Percentage
    -----    ----------         -----     ----------       -----     ----------
  2,441,335     57.0%         1,739,053      40.6%        104,510        2.4%

The tabulation of votes for the adoption of the 2001 Nonemployee Director Stock Option Plan resulted in broker non-votes of 512,695 shares.

Of the 4,797,593 shares of Common Stock voted at the meeting in person or by proxy, the following votes were recorded for approval of the ratification of Arthur Andersen LLP as the Company's 2001 independent public accountants:

          For                        Against                   Abstained
 ----------------------         --------------------      ---------------------
    Votes    Percentage         Votes     Percentage       Votes     Percentage
    -----    ----------         -----     ----------       -----     ----------
 4,764,421      99.3%          21,436        0.4%         11,736        0.3%


Item 6.   Exhibits and Reports on Form 8-K

  (a)     Exhibits

    10.1 Loan Agreement, dated as of June 16, 2001, by and among Fresh Brands, Inc., Fresh Brands Distributing, Inc., Dick's Supermarkets, Inc., M&I Marshall & Ilsley Bank and Firstar Bank, N.A. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

  (b)     Reports of Form 8-K

          The Company filed one current report on Form 8-K, dated June 26, 2001, pursuant to item 2 thereof with respect to the acquisition of all the issued and outstanding shares of Dick's Supermarkets, Inc. by Schultz Acquisition Corp., a wholly owned subsidiary of Fresh Brands, Inc.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FRESH BRANDS, INC.



Dated: August 28, 2001                By:/s/ Armand C. Go
                                         ------------------------------------
                                         Armand C. Go, Vice President,
                                         Chief Financial Officer
                                         Secretary and Treasurer

                                 EXHIBIT INDEX
                                 -------------

No.                            Description
---                            -----------

10.1 Loan Agreement, dated as of June 16, 2001, by and among Fresh Brands, Inc., Fresh Brands Distributing, Inc., Dick's Supermarkets, Inc., M&I Marshall & Ilsley Bank and Firstar Bank, N.A. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.