Form 10-Q
period 2001-10-06
FRESH BRANDS INC
filed 2001-11-20
CIK 1135431

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------
                                    FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
--   THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 6, 2001
                                    ---------------

                                       OR

__   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________


                          Commission File Number 0-549

                               FRESH BRANDS, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         WISCONSIN                                             39-2019963
-----------------------------------                       -------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation of organization)                         Identification No.)

     2215 UNION AVENUE                                            53081
                                                               ----------
 SHEBOYGAN, WISCONSIN                                          (Zip Code)
 --------------------
      (Address of principal
       executive offices)

                          Registrant's telephone number
                        including area code 920-457-4433
                                            ------------

               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes__X__ No____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of November 16, 2001, 5,039,174 shares of Common Stock, $0.05 par value, were issued and outstanding.

                               FRESH BRANDS, INC.

                                 FORM 10-Q INDEX


                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

              Consolidated Balance Sheets                                    3

              Unaudited Consolidated Statements of Earnings                  4

              Unaudited Consolidated Statements of Cash Flows                5

              Notes to Unaudited Consolidated Financial Statements           6

Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                                     8

Item 3.  Quantitative and Qualitative Disclosures
              about Market Risk                                             12

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   13

SIGNATURES                                                                  14

                                        PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                                             FRESH BRANDS, INC.

                                         CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------
                                                                    (Unaudited)             (Audited)
                                                                    October 6,              December 30,
Assets                                                                 2001                    2000
----------------------------------------------------------------------------------------------------------
Current assets:
     Cash and equivalents                                          $ 12,171,000            $ 31,309,000
     Receivables                                                     11,204,000              11,691,000
     Inventories                                                     32,877,000              24,259,000
     Other current assets                                             5,271,000               2,916,000
     Deferred income taxes                                            4,262,000               4,102,000
----------------------------------------------------------------------------------------------------------
     Total current assets                                            65,785,000              74,277,000
----------------------------------------------------------------------------------------------------------

Noncurrent receivable under capital subleases                         3,844,000               4,163,000
Property under capital leases, net                                    2,734,000               3,051,000
Goodwill                                                             20,153,000                 717,000
Other noncurrent assets                                                 820,000               1,278,000
Property and equipment, net                                          28,713,000              21,413,000
----------------------------------------------------------------------------------------------------------
Total assets                                                       $122,049,000            $104,899,000
==========================================================================================================

Liabilities and Shareholders' Investment
----------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                              $ 32,744,000            $ 27,700,000
     Accrued salaries and benefits                                    7,904,000               5,673,000
     Accrued insurance                                                3,742,000               3,032,000
     Other accrued liabilities                                        5,755,000               6,197,000
     Current obligations under capital leases                           889,000                 785,000
     Current maturities of long-term debt                               331,000                 169,000
----------------------------------------------------------------------------------------------------------
     Total current liabilities                                       51,365,000              43,556,000
----------------------------------------------------------------------------------------------------------

Long-term obligations under capital leases                            7,611,000               8,284,000
Long-term debt                                                       15,871,000               2,685,000
Deferred income taxes                                                   861,000                 861,000
Shareholders' investment:
     Common stock                                                       438,000                 438,000
     Additional paid-in capital                                      15,371,000              15,174,000
     Retained earnings                                               73,554,000              69,767,000
     Treasury stock                                                 (43,022,000)            (35,866,000)
----------------------------------------------------------------------------------------------------------
     Total shareholders' investment                                  46,341,000              49,513,000
----------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' investment                     $122,049,000            $104,899,000
==========================================================================================================

                                                       FRESH BRANDS, INC.

                                         UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
  ----------------------------------------------------------------------------------------------------------------------------
                                                   For the 12-weeks ended                     For the 40-weeks ended
                                            October 6, 2001       October 7, 2000      October 6, 2001      October 7, 2000
  ----------------------------------------------------------------------------------------------------------------------------
  Net sales                                   $ 145,488,000         $ 116,341,000        $ 433,111,000        $ 380,488,000
  Costs and expenses:
       Cost of products sold                    117,092,000            97,498,000          355,532,000          317,716,000
       Operating and
        administrative expenses                  25,589,000            16,510,000           68,909,000           54,476,000

  Operating income                                2,807,000             2,333,000            8,670,000            8,296,000

  Interest income                                    16,000               372,000              600,000              950,000
  Interest expense                                 (341,000)             (197,000)            (875,000)            (656,000)

  Earnings before income taxes                    2,482,000             2,508,000            8,395,000            8,590,000

  Provision for income taxes                        947,000               953,000            3,194,000            3,264,000
  ----------------------------------------------------------------------------------------------------------------------------

  Net earnings                                $   1,535,000         $   1,555,000        $   5,201,000        $   5,326,000
  ============================================================================================================================

  Earnings per share - basic                  $        0.30         $        0.26        $        0.99        $        0.90

  Earnings per share - diluted                $        0.30         $        0.26        $        0.98        $        0.89

  Cash dividends paid per share
       of common stock                        $        0.09         $        0.09        $        0.27        $        0.27

  Weighted average common shares
       and equivalents                            5,097,000             5,998,000            5,304,000            5,994,000


                                                  FRESH BRANDS, INC.

                                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------
                                                                                    For the 40-weeks ended
                                                                            October 6, 2001          October 7, 2000
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                            $  5,201,000             $  5,326,000
     Adjustments to reconcile net earnings to net cash flows
       from operating activities
         Depreciation and amortization                                          4,943,000                4,022,000
         Deferred income taxes                                                   (160,000)                 -
     Changes in assets and liabilities, excluding impact of acquisition
         Receivables                                                            1,407,000               (5,243,000)
         Inventories                                                           (3,319,000)               2,776,000
         Other current assets                                                  (1,196,000)                 388,000
         Accounts payable                                                        (494,000)               7,804,000
         Accrued liabilities                                                     (359,000)                 255,000
---------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                        6,023,000               15,328,000
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition, net of cash acquired                                        (27,260,000)                 -
     Expenditures for property and equipment                                   (4,233,000)              (2,714,000)
     Proceeds from sale of assets                                               2,184,000                    7,000
     Receipt of principal amounts under capital
       sublease agreements                                                        283,000                  251,000
---------------------------------------------------------------------------------------------------------------------
Net cash flows from investing activities                                      (29,026,000)              (2,456,000)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term debt borrowing                                                  13,236,000                  -
     Payment for acquisition of treasury stock                                 (8,258,000)                 (55,000)
     Payment of cash dividends                                                 (1,414,000)              (1,604,000)
     Exercise of stock options                                                  1,078,000                  232,000
     Principal payments under capital lease obligations                          (604,000)                (536,000)
     Principal payments on long-term debt                                        (197,000)                (124,000)
     Other                                                                         24,000                   24,000
---------------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities                                        3,865,000               (2,063,000)
---------------------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS:
     Net change                                                               (19,138,000)              10,809,000
     Balance, beginning of period                                              31,309,000               22,433,000
---------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                       $ 12,171,000             $ 33,242,000
=====================================================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                                                           $    858,000             $    654,000
     Income taxes paid                                                          4,012,000                3,697,000

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

(2)  Business Combinations

On June 16, 2001, the Company acquired all of the outstanding common stock of Dick's Supermarkets, Inc. for approximately $30.0 million in cash (including assumption of funded debt), subject to adjustment based on net working capital of Dick's as of the closing date. This acquisition has been accounted for under the purchase method of accounting and the results of Dick's Supermarkets, Inc. have been included in the Company's results from the date of acquisition. The Company continues to allocate the purchase price, on a pro forma basis, to the fair market value of the assets acquired and the liabilities assumed resulting in goodwill of approximately $19.3 million. The final adjustments to the purchase price allocations are not expected to be material to the consolidated financial statements.

The unaudited pro forma results of operations for the 12-week and 40-week periods ended October 6, 2001 and October 7, 2000 included in the table below have been prepared for comparative purposes only. These results have been prepared as if the acquisition of Dick's Supermarkets, Inc. had occurred at the beginning of fiscal 2000, but do not necessarily reflect the results that would have occurred had the acquisition actually occurred at the beginning of fiscal 2000. The results presented below include certain pro forma adjustments to reflect the amortization of goodwill, depreciation of fixed assets, adjustments to interest expense and the inclusion of an income tax provision on all earnings (in thousands except earnings per share):

------------------------------------------------------------------------------------------------
                               For the 12-weeks ended              For the 40-weeks ended
                          October 6, 2001  October 7, 2000   October 6, 2001  October 7, 2000
------------------------------------------------------------------------------------------------
Net sales                 $     161,300    $     141,100     $     493,300    $     461,600
Net earnings                      1,665            1,649             4,780            5,193
Net earnings per share:
   Basic                  $        0.33    $        0.28     $        0.91    $        0.87
   Diluted                $        0.33    $        0.27     $        0.90    $        0.87
------------------------------------------------------------------------------------------------

(3)  Other Current Assets (in thousands)
-------------------------------------------------------------------------------
                                          October 6, 2001   December 30, 2000
-------------------------------------------------------------------------------
Prepaid expenses                          $       2,221      $       1,417
Property held for resale                          2,205                647
Retail systems and supplies for resale              441                484
Receivable under capital subleases                  404                368
-------------------------------------------------------------------------------
Other current assets                      $       5,271      $       2,916
===============================================================================

(4)  Segment Reporting

Summarized financial information for the third quarter and year-to-date of 2001 and 2000 concerning the Company's reportable segments is shown in the following tables (in thousands):

Sales

------------------------------------------------------------------------------------------------
                               For the 12-weeks ended              For the 40-weeks ended
                          October 6, 2001  October 7, 2000   October 6, 2001  October 7, 2000
------------------------------------------------------------------------------------------------
Wholesale sales           $     109,280    $      94,871     $     339,351    $     309,336
Intracompany sales              (38,079)         (26,219)         (104,171)         (87,180)
                          -------------    -------------     -------------    -------------
Net wholesale sales              71,201           68,652           235,180          222,156
Retail sales                     74,287           47,689           197,931          158,332
------------------------------------------------------------------------------------------------
Total sales               $     145,488    $     116,341     $     433,111    $     380,488
================================================================================================

Earnings Before Income Tax
------------------------------------------------------------------------------------------------
                               For the 12-weeks ended              For the 40-weeks ended
                          October 6, 2001  October 7, 2000   October 6, 2001  October 7, 2000
------------------------------------------------------------------------------------------------
Wholesale                 $       2,150    $       1,880     $       6,681    $       6,505
Retail                              657              453             1,989            1,791
                          -------------    -------------     -------------    -------------
Total operating income            2,807            2,333             8,670            8,296
Interest income                      16              372               600              950
Interest expense                   (341)            (197)             (875)            (656)
------------------------------------------------------------------------------------------------
Earnings before income
  taxes                   $       2,482    $       2,508     $       8,395    $       8,590
================================================================================================

(5)  New Accounting Pronouncements

In June 2001, the Statement of Financial Accounting Standards ("SFAS") issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests in accordance with these statements. The nonamortization provisions of SFAS No. 142 will not initially impact amortization expense related to acquisitions initiated prior to June 30, 2001, but any goodwill or indefinite lived intangibles on acquisitions subsequent to June 30, 2001 will not be amortized. Effective December 30, 2001, all amortization expense on goodwill and intangible assets with indefinite lives will stop. The Company estimates that the nonamortization provisions of SFAS No. 142 will eliminate approximately $1.0 million of amortization that would have been expensed in fiscal 2002 under the previous rules. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill as of December 30, 2001. The Company has not yet determined what effect this test will have on its net earnings and financial position.

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Results of Operations

Selected costs and results as a percent of net sales:
---------------------------------------------------------------------------------------------
                                         For the 12-weeks ended    For the 40-weeks ended
                                         October 6,  October 7,    October 6,  October 7,
                                           2001        2000          2001        2000
---------------------------------------------------------------------------------------------
Gross margin                               19.5%       16.2%         17.9%       16.5%
Operating and administrative expenses      17.6        14.2          15.9        14.3
Earnings before income taxes                1.7         2.2           1.9         2.3
Net earnings                                1.1         1.3           1.2         1.4
---------------------------------------------------------------------------------------------

Net Sales

Record net sales for the 12- and 40-week periods ended October 6, 2001 were $145.5 million and $433.1 million, respectively, compared to $116.3 million and $380.5 million, respectively, for the same periods in 2000. The increases of $29.2 million and $52.6 million, or 25.1% and 13.8%, respectively, were due to increases in both wholesale and retail sales volume.

Retail sales for the 12- and 40-week periods ended October 6, 2001 were $74.3 million and $197.9 million, respectively, compared to $47.7 million and $158.3 million for the same periods in 2000. The retail sales increases of $26.6 million and $39.6 million represented percentage increases of 55.8% and 25.0% for the third quarter and fiscal 2001 year-to-date, respectively. The Company's June 16, 2001 acquisition of Dick's Supermarkets, Inc. was the primary factor contributing to the growth in retail sales. Dick's added retail sales of $23.2 million and $31.7 million, or 48.6% and 20.0%, to third quarter and fiscal 2001 year-to-date operations, respectively. Additional key factors behind the retail sales improvement were the opening of the state-of-the-art prototype store in Sheboygan, Wisconsin, in August 2001; the continuing success of the Piggly Wiggly(R) Preferred Power Pricing marketing and promotional program that was initiated in January 2001; the replacement of one corporate store in Racine, Wisconsin in May 2000; and store closures by competitors over the past year. For the Piggly Wiggly franchise and corporate retail chain, same store sales increased 4.0% for the third quarter and 3.8% for the first three quarters of fiscal year 2001, compared to the same periods in 2000. For fiscal 2002, the Company anticipates certain retail sales volume improvement due to the planned opening of a replacement corporate supermarket in Zion, Illinois in January and a new market corporate store in Kenosha, Wisconsin in the fall.

Net wholesale sales for the 12- and 40-week periods ended October 6, 2001 were $71.2 million and $235.2 million, respectively, compared to $68.6 million and $222.2 million for the same periods in 2000. The net wholesale sales increases of $2.6 million and $13.0 million represented percentage increases of 3.8% and 5.9% for the third quarter and fiscal 2001 year-to-date, respectively. The opening of three replacement franchise stores, the first in New Holstein, Wisconsin in September 2000, the second in Slinger, Wisconsin in January 2001 and the third in Campbellsport, Wisconsin in April 2001, combined with the opening of one new market franchise supermarket in Kewaskum, Wisconsin in June 2000, were significant reasons for the wholesale volume increase. The combined year-to-date wholesale sales improvement through October 6, 2001 attributable to these stores was approximately $4.4 million, or nearly 50% measured against last year's same store sales. The conversion to a Piggly Wiggly of an independent store in Kohler, Wisconsin in April 2001 and the Company's successful marketing and promotional programs provided additional wholesale sales improvements. Also, at the end of the third quarter, the Company converted a retail supermarket to the Piggly Wiggly program from another wholesaler in Howard, Wisconsin. The construction of a replacement store for Howard is expected to be completed by fall, 2002. There are also additional projects currently underway which are expected to increase future wholesale sales. Construction is continuing on the remodeling and store expansion of the franchise store in Mequon, Wisconsin, with the opening scheduled for spring, 2002. Plans are also moving forward for the addition of 20,000 square feet to the existing freezer facility in the Sheboygan, Wisconsin warehouse. The freezer addition is expected to accommodate the Company's strategic growth plans. These plans include, among others, the increase of total frozen food SKUs and the integration of manufactured bakery items from Dick's into Piggly Wiggly corporate and franchise supermarkets.

As of October 6, 2001, the Company had 71 independent franchise-owned supermarkets and 27 corporate stores, 90 of which operated under the Piggly Wiggly banner and eight that operated as Dick's Supermarkets.

Gross Margin

Gross margin increased to 19.5% and 17.9% for the 12- and 40-week periods ended October 6, 2001, compared to 16.2% and 16.5%, respectively, for the same periods in 2000. This significant improvement was primarily attributable to the increased mix of higher margin retail sales resulting from the Dick's acquisition. For the remainder of the year, the Company anticipates further year-to-date gross margin improvements as the mix of retail sales to total sales approaches 50%. For the 40-week period ended October 6, 2001, retail sales to total sales was 45.7%, compared to 41.6% for the 40-week period ended October 7, 2000.

Operating and Administrative Expenses

Operating and administrative expenses, as a percent of sales, increased to 17.6% and 15.9% for the 12- and 40-week periods ended October 6, 2001, compared to 14.2% and 14.3%, respectively, for the same periods in 2000.

The increase in retail mix resulting from the Dick's acquisition resulted in a corresponding and anticipated increase in operating and administrative expenses. Further, goodwill amortization and depreciation on revalued assets for the Dick's acquisition totaled approximately $400,000 during the third quarter. For the year, the Company anticipates the additional asset depreciation and goodwill amortization to total approximately $880,000. However, as a result of two new accounting pronouncements, goodwill amortization over its estimated useful life will be eliminated effective as of the beginning of the new fiscal year. Instead, goodwill will be subject to at least an annual impairment assessment with the application of a fair-value-based test. Impairment to the value of goodwill is not anticipated as of the first test date of December 30, 2001. With goodwill valuation of $20.2 million, this accounting change is expected to increase the Company's operating earnings next year by approximately $1.0 million from what would have otherwise been reported under the old goodwill amortization level.

In addition to increased operating and administrative expenses resulting from the Dick's acquisition, the Company continues to experience significant increases in its employee health care costs. These cost increases are the result of increased costs attributable to the Company's retail union employee's multi-employer health plan, as well as increased internal health care costs associated with its non-union and warehouse union employees. Health care costs attributable to the Company's multi-employer plan are expected to increase by approximately an additional $250,000 in the fourth quarter of fiscal 2001. The Company anticipates that these increased levels of health care costs will continue in the future, but a number of steps have been taken to mitigate the increasing costs. In the third quarter of 2001, the Company introduced an employee premium cost sharing element to the corporate health plan and certain plan design changes have been made to the union multi-employer health plan.

Due to the ongoing highly competitive nature of the industry in the Company's markets, certain Company franchise operators and corporate retail supermarkets continue to experience a variety of operational issues. The Company continues to evaluate various business alternatives relating to these underperforming operations. The Company's business alternatives include, but are not limited to, the sale and subsequent conversion of corporate stores to franchise units, closing stores, or implementing other operational difficulties. Implementation of these alternatives could result in the Company incurring certain repositioning or restructuring charges for these replaced, closed or sold stores and negatively impact net earnings in the short term. However, the Company believes that such actions will help improve the Company's long-term profitability. The Company did not incur any significant repositioning costs for the third quarter ended October 6, 2001 and no additional repositioning costs are expected to be incurred for the remainder of fiscal year 2001.

The Company borrowed $12.5 million in the second quarter of 2001 to help fund its acquisition of Dick's Supermarkets, Inc. For the third quarter ended October 6, 2001, the corresponding interest charge was approximately $135,000. For the year, the Company expects total interest expense from borrowings related to the Dick's acquisition to approximate $350,000.

Net Earnings

Net earnings for the 12- and 40-week periods ended October 6, 2001 decreased 1.3% and 2.3% to $1.5 million and $5.2 million, respectively, compared to $1.6 million and $5.3 million for the same periods in 2000. Diluted earnings per share for the 12-week period ended October 6, 2001 increased 15.4% to $0.30, compared to $0.26 in 2000, and increased 10.1% for the 40-week period ended October 6, 2001 to $0.98 compared to $0.89 in 2000. The Company's weighted average common shares and equivalents for the third quarter and 2001 year-to-date were 5,097,000 and 5,304,000, compared to 5,998,000 and 5,994,000, respectively, for the same periods in 2000. The decreases of 901,000 shares and 690,000 shares, or 15.0% and 11.5%, respectively, were due to significant share repurchases since December 30, 2000.

Liquidity and Capital Resources

As of October 6, 2001, the Company had cash and equivalents totaling $12.2 million. At year-end 2000, cash and equivalents aggregated $31.3 million. The net cash outflow of $19.1 million was primarily attributable to the acquisition of Dick's Supermarkets, Inc. on June 16, 2001. Additional operating, investing and financing activities contributing to changes in cash flows are described below.

The Company had net cash inflows from operating activities of $6.0 million during the first three quarters of 2001, compared to net cash inflows of $15.3 million for the same period in 2000. The decrease in year-to-date cash inflows from operations was due primarily to the combined effect of changes in accounts receivable, inventory and accounts payable resulting in net cash outflows of $2.4 million compared to cash inflows of $5.3 million during the same time period in the prior year.

Net cash outflows from investing activities for the 40-week period ended October 6, 2001 totaled $29.0 million, compared to $2.5 million for the same period in 2000. The acquisition of Dick's Supermarkets, Inc. accounted for nearly $27.3 million of the year-to-date investing cash outflows. Additionally, the Company carried out its plan to sell and lease back the Wilson Avenue, Sheboygan, Wisconsin retail facility during the quarter. The Company realized a nominal gain from the $2.2 million sales transaction. The Company then converted this facility to a supplementary distribution facility.

During the second quarter of 2001, the Company announced a $15 million, three-year capital expenditure project to replace and expand its current business information technology systems. The new systems are expected to support the Company's aggressive growth plans and provide improved operational efficiencies and cost savings. The project, which is expected to be rolled-out over a three-year period, includes four critical business process phases. The first two phases of the program, the core infrastructure and the systems relating to the Company's wholesale business operations, are expected to be completed over the next 12 to 18 months. The final two phases, relating to the Company's retail pricing and promotional card marketing, human resources and financial reporting systems, are projected to be completed over the next 24 to 36 months. This project is expected to be funded substantially with internally generated cash from operations. Cash outflows for the systems project during the third quarter of 2001 were nominal. The Company continues to project capital expenditures in the range of $3 to $4 million for this project during the fourth quarter of 2001.

The Company expects that its growth in earnings and earnings per share could be affected as a result of the implementation of this business information technology project for the next several years. For 2001, the impact on earnings and earnings per share is expected to be nominal because the project is currently in its initial phase of implementation. The impact of this project on the Company's earnings and earnings per share in the future is uncertain and will be dependent upon the Company's ability to successfully achieve its strategic growth initiatives and realize the expected efficiencies and cost savings from its new business information systems.

Principally as a result of the Company's systems project, the Company's capital budget for 2001 has been increased to $15.1 million from $7.0 million. Of this capital budget, approximately $4.2 million was committed for corporate retail replacement stores and $2.3 million for distribution facility additions. Additionally, up to $5.0 million of the budget has been allocated for the Company's business systems project. Through the third quarter of fiscal 2001, the Company has spent approximately $4.2 million of the $15.1 million capital budget.

Net cash inflows from financing activities for the 40-week period ended October 6, 2001, totaled nearly $3.9 million compared to cash outflows of $2.1 million for the same period in 2000. In the second quarter of 2001, the Company entered into a new $35 million revolving credit facility. The lenders under the new facility remained the same as under the Company's former $16 million credit agreement. The Company borrowed $12.5 million on its new revolving credit facility to help fund its acquisition of Dick's Supermarkets, Inc. in the second quarter of 2001. Approximately $12.9 million is currently outstanding on the revolving credit facility. Additionally, financing activity outflows increased principally due to the Company's repurchases of nearly 670,000 shares of common stock aggregating $8.3 million during the first three quarters of 2001. The Company repurchased 5,000 shares for $55,000 during the same time period in the prior year. Approximately $3.2 million of the Board of Directors' authorized $25 million stock repurchase program remains available for future share repurchases.

The Company's working capital position at October 6, 2001 was $14.4 million, compared to $30.7 million at December 30, 2000. The Company's current ratio at October 6, 2001 was 1.28 to 1.00 with cash and equivalents contributing approximately $12.2 million to working capital. The current ratio for the same period last year was 1.84 to 1.00. As of October 6, 2001, the Company had unsecured revolving bank credit facilities aggregating $35 million, with $22.1 million remaining available for use. Although the Company's working capital position decreased due to the Dick's acquisition, its liquidity position continues to be very favorable and strong. Additionally, the Company continues to remain in compliance with all credit facility debt covenants

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company believes, anticipates, expects or words of similar import. Similarly, statements that describe the Company's future plans, objectives, strategies or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties including, but not limited, to the following: (1) presence of intense competitive market activity in the Company's market areas; (2) ability to identify and develop new market locations and/or acquisition candidates for expansion purposes; (3) continuing ability to obtain reasonable vendor marketing funds for promotional purposes; (4) the cost and results of the Company's new business information technology systems replacement project; (5) ongoing absence of food price inflation; (6) the Company's ability to continue to recruit, train and retain quality franchise and corporate retail store operators; (7) the potential recognition of repositioning charges resulting from potential closure, conversions and consolidations of retail stores due principally to the competitive nature of the industry and to the quality of the Company's retail store operators; and (8) economic and political uncertainties resulting from the terrorist attacks of September 11, 2001. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's only variable rate financial instrument subject to interest rate risk is a $35 million revolving credit facility which permits borrowings at interest rates based on either the bank's prime rate or adjusted LIBOR. The Company has borrowed approximately $12.9 million under this facility as of October 6, 2001 and, as a result, increases in market interest rates would cause the Company's interest expense to increase and its earnings before income taxes to decrease. Based on the Company's outstanding revolving credit facility borrowings as of October 6, 2001, a 100 basis point increase in market interest rates would increase annual interest expense by approximately $129,000. Similarly, a 100 basis point decrease in the market interest rate would reduce annual interest expense by approximately $129,000.

The Company believes that its exposure to market risks related to changes in foreign currency exchange rates and trade accounts receivable is immaterial.

PART II  Other Information

Item 2.  Changes in Securities and Use of Proceeds

(c) On September 18, 2001, the Company issued and sold 1,784 shares of common stock for an aggregate purchase price of $24,993.84 to Walter G. Winding, the Company's Chairman of the Board. The per share purchase price was $14.01, which was the fair market value of the common stock on September 18, 2001. The Company issued these shares to Mr. Winding in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act because the issuance did not involve a public offering.


Item 6.  Exhibits and Reports on Form 8-K

 (a)     Exhibits

         3.2     By-laws, as amended and restated as of October 11, 2001.


 (b)     Reports of Form 8-K

         The Company filed one current report on Form 8-K/A, amendment No. 1 dated August 30, 2001, with respect to financial information provided for Item 7 of Form 8-K dated June 26, 2001.

         The Company filed one current report on Form 8-K/A, amendment No. 2 dated October 9, 2001, with respect to corrections of certain financial information included in Item 7(a) and 7(b) of Form 8-K/A amendment No. 2 dated August 30, 2001.

         The Company filed one current report on Form 8-K, dated October 11, 2001, pursuant to Item 5 in regard to the adoption of a Shareholder Rights Plan under which the Company declared a dividend of one common stock purchase right for each outstanding share. The dividend is payable on November 23, 2001 to shareholders of record on November 9, 2001.

         The Company filed one current report on Form 8-K, dated October 25, 2001, pursuant to Item 9 with respect to its press release for the third quarter and related disclosure requirements of Regulation FD.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FRESH BRANDS, INC.



Dated:  November 19, 2001               By: /s/ Armand C. Go
                                           -----------------------------------
                                           Armand C. Go, Vice President,
                                           Chief Financial Officer,
                                           Secretary and Treasurer

                                 EXHIBIT INDEX


Exhibit No.              Description

    3.2          By-laws, as amended and restated as of October 11, 2001.