Form 10-K
period 2001-12-29
FRESH BRANDS INC
filed 2002-03-15
CIK 1135431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                   Annual report pursuant to Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 29, 2001 of


                               FRESH BRANDS, INC.
                                2215 Union Avenue
                           Sheboygan, Wisconsin 53081
                                 (920) 457-4433
                             A Wisconsin corporation
                   IRS Employer Identification No. 39-2019963
                        Commission file number 000-32825


We do not have any securities registered pursuant to Section 12(b) of the Act.

We have two classes of securities registered pursuant to Section 12(g) of the
Act: our Common Stock, $0.05 par value, and our Common Stock Purchase Rights.

We have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of our knowledge, in our definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of Common Stock held by non-affiliates as of March 14, 2002 was $87,219,543. This value includes all of the shares of our Common Stock, except for the shares beneficially owned by our directors and the executive officers listed in Item 1A below.

The number of shares outstanding of our Common Stock as of March 14, 2002 was 5,163,737.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED HEREIN BY REFERENCE:

     Our 2001 Annual Report to Shareholders, which is incorporated by reference into Parts II and IV to the extent indicated therein.

     Our definitive Proxy Statement for our 2002 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year and, upon such filing, will be incorporated by reference into Part III to the extent indicated therein.

                                     PART I

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we believe, anticipate, expect or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Specifically, forward-looking statements include statements about our (a) five-year compound annual sales growth goals and (b) plans to remodel existing supermarkets, open additional corporate supermarkets and convert existing supermarkets to franchised supermarkets. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited, to the following: (1) the presence of intense competitive market activity in our market areas, including competition from warehouse club stores and deep discount supercenters; (2) the cost and results of our new business information technology systems replacement project; (3) our ability to identify and develop new market locations and/or acquisition candidates for expansion purposes; (4) our continuing ability to obtain reasonable vendor marketing funds for promotional purposes; (5) the potential purchase of a significant number of our franchised supermarkets; (6) our continuing ability to purchase merchandise, equipment and supplies through a purchasing cooperative at prices lower than what are otherwise available; (7) our ability to continue to recruit, train and retain quality franchise and corporate supermarket operators; (8) the potential recognition of repositioning charges resulting from potential closures, conversions and consolidations of our supermarkets due principally to the competitive nature of the industry and to the quality of our supermarket operators; and (9) our ability to integrate and assimilate the acquisition of Dick's Supermarkets, Inc. and to achieve, on a timely basis, its anticipated benefits and synergies. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.  Business.
         --------
General

         Fresh Brands, Inc. is a supermarket retailer and grocery wholesaler that, as of December 29, 2001, owned 27 supermarkets and franchised an additional 72 supermarkets. These corporate and franchised supermarkets are sometimes collectively referred to in this Form 10-K as "our" supermarkets. As of December 29, 2001, 19 of our owned supermarkets operated under the Piggly Wiggly(R) banner, 8 of them operated under the Dick's Supermarkets(R) banner and all of our franchised supermarkets operated under the Piggly Wiggly(R) banner. We are the primary supplier to our 99 supermarkets and also serve as a wholesaler to a number of smaller, independently operated supermarkets and convenience stores. All of our supermarkets and other wholesale customers are located in Wisconsin and northern Illinois.

New Strategic Plan

     Prior to this past year, our revenue growth came in one of three ways. First, we increased our retail sales by expanding the size of our corporate supermarkets and replacing some of our corporate supermarkets with new, larger and more competitive supermarkets. Second, our wholesale business grew as some of our franchisees similarly expanded or replaced their supermarkets. Finally, we converted independent supermarkets in and around our market areas to our Piggly Wiggly(R) brand name. This approach led to a compound annual sales growth rate of approximately 2.7% during the five-year period ending at the end of 2000.

     In 2001, our new management team, under the guidance of our Board of Directors, adopted a new strategic plan which included a goal of trying to achieve a 15% compound annual growth rate in sales over the next five years. Because the types of expansion opportunities that we pursued in the past are relatively limited in and around our existing market areas and only resulted in nominal historical revenue growth, we decided to actively explore acquisitions of multiple-store supermarket chains, both within and outside of our current market areas, to help us achieve our revenue growth goals. In June 2001, we completed the acquisition of Dick's Supermarkets, Inc., our first multiple-store supermarket chain acquisition. To accomplish our growth goals in 2002 and beyond, we believe we need to acquire at least two more multiple-store supermarket chains. While we have identified several potential acquisition candidates that appear to fit our criteria, there is no assurance that we will be able to acquire any of them or, if we do, that such acquisitions will allow us to achieve our growth goals.

Growth Initiatives in 2001

     Created Holding Company Structure

     In connection with our new growth strategy, we created a holding company structure. Pursuant to a plan approved by our shareholders in May 2001, Fresh Brands, Inc., a Wisconsin corporation formed in 2001, became the parent company of and successor to Schultz Sav-O Stores, Inc., a wholesale and retail food company that has operated in Wisconsin and northern Illinois for ninety years.

     Acquired Dick's Supermarkets, Inc.

     In June 2001, we completed the acquisition of Dick's Supermarkets, Inc. for $30.2 million in cash (including our assumption of debt and payment of $3.5 million of funded debt). Dick's owns seven supermarkets in Wisconsin, one in Illinois and a centralized bakery/deli production facility located in Platteville, Wisconsin. All eight of these supermarkets operate under the Dick's Supermarkets(R) banner. This acquisition represented a milestone for us because it was our first multiple-store supermarket chain acquisition, and also because we decided to continue to operate the supermarkets we acquired under a banner other than Piggly Wiggly.(R)

     Increased our Distribution Center Capacity

     In 2001, we decided that our distribution center capacity needed to be increased to support our retail growth plans. As a result, in May 2001, we began an extensive remodeling of our existing distribution center in Sheboygan, Wisconsin. This remodeling included the expansion of our freezer space by approximately 50%. In October 2001, we also converted an existing Sheboygan, Wisconsin corporate supermarket (which we had previously replaced with a new corporate supermarket) into an additional distribution center. These initiatives will allow us to increase the selection of items we sell and will help us distribute items made at our centralized bakery/deli production facility. In addition, our increased distribution center capacity will enhance our ability to achieve our growth plans by increasing the maximum volume of wholesale sales that can be supported by our existing distribution centers by approximately 25%.

     Other Growth Initiatives

     Some of our other significant growth-related accomplishments in 2001 included:

     o converting formerly independent operators into Piggly Wiggly(R) franchised supermarkets in Kohler, Howard and Nekoosa, Wisconsin in April, October and November 2001, respectively;

     o adding our first "Pig Stop" gas station at our franchised supermarket located in Crivitz, Wisconsin in December 2001;

     o closing an older corporate supermarket and replacing it with a new, larger and more competitive supermarket in Sheboygan, Wisconsin in August 2001; and

     o closing older franchised supermarkets and replacing them with new, larger and more competitive supermarkets in Slinger and Campbellsport, Wisconsin in January and April 2001, respectively.

     Our new Sheboygan, Wisconsin corporate supermarket is especially notable because it marks the debut of a new supermarket design based upon a series of national and international market studies and research. Our new, unique supermarket design uses natural lighting from ten skylights and features curved walls and ceilings and a circular "racetrack" design. We believe that these features create a more pleasant and convenient shopping experience for our customers. The new supermarket design has received national attention, including prominent articles in Supermarket News and Mass Market Retailers. This design will serve as a prototype for our future supermarkets and remodeling projects.

2002 Growth Initiatives

     The following projects are scheduled for completion in 2002:

     o expansion of the square footage of selling space of our Mequon and Waunakee, Wisconsin franchised supermarkets;

     o replacement of existing franchised supermarkets with new, larger and more competitive supermarkets in Howard and West Bend, Wisconsin;

     o replacement of a supermarket currently being operated by one of our customers with a new, larger and more competitive supermarket in Oostburg, Wisconsin; and

     o    opening a new market corporate supermarket in Kenosha, Wisconsin.

In addition, in January 2002 we replaced our existing corporate supermarket in Zion, Illinois with a new larger and more competitive supermarket.

Retail Operations

     Our supermarkets stock a comprehensive selection of groceries, frozen foods, prepared foods, fresh produce, meat, poultry, eggs and dairy products as well as non-food items, such as health and beauty aids, housewares, magazines and periodicals, video cassette rentals, flowers and plants, greeting cards and general merchandise. See "Our Supermarkets" below for more information. The products in our supermarkets fall within a broad range of branded merchandise and private-label store branded product alternatives. In general, the private-label products have lower selling prices, but higher gross profit margins, than branded merchandise. Consistent with trends generally within the retail supermarket industry, we continue to experience increases in customer demand for store brands and believe that our Topco-procured line of branded products is satisfying this consumer trend. See "Purchasing and Distribution." Based on our internal wholesale price index, inflation did not have a significant effect on sales between 2000 and 2001.

     We operate two customer-friendly card programs, the Piggly Wiggly Preferred Club(R) Card and the Dick's Savings Club(R) Card. We designed our customer card programs to reward current customers and attract new customers by offering "clipless coupons" on weekly advertised specials, "automatic" savings on store specials and point-of-sale coupons redeemable on future purchases. The cards also double as check-cashing and video rental identification cards. The cards, which are processed by a standardized front-end point-of-sale system, allow us to maintain a valuable, integrated database that we use to identify our best customers and their preferences so that our supermarkets can better serve them.

     In January 2001, we introduced our "Preferred Power Pricing" marketing and promotional program, which works in connection with our customer card programs. Our Preferred Power Pricing program targets items that shoppers have traditionally purchased from supermarkets, but for which there has been a trend toward purchasing these items in large quantities from alternative sources such as warehouse club stores, supercenters, department stores or pet stores. Under our Preferred Power Pricing program, we feature aggressive month-long sales promotions on large or "mega" sizes of selected items and offer prices below those associated with weekly supermarket sales. Specific examples of product categories that we have featured in our Preferred Power Pricing program include paper products (such as toilet paper, napkins and paper towels), laundry supplies, pet supplies, coffee, cereal and certain perishable items. Our Preferred Power Pricing program has increased average customer transaction totals, contributed to same store sales increases and reversed sales erosion and built incremental sales in key product categories.

     In addition, we have partnered with ValuPage(R) to launch Piggly Wiggly E-Savings(R) and Dick's E-Savings,(R) two of the industry's most personalized online and in-store grocery savings programs. Customers can register for these programs by providing their e-mail addresses and customer card number. After registering, customers receive a weekly e-mail with store specials and coupons customized for their shopping preferences. We believe that our customer card and e-savings programs, and the coordinated marketing and merchandising program that they support, will be key components to our future growth.

Wholesale Operations

     We are the primary supplier to all of our supermarkets. We also serve as a wholesaler to other smaller independent retail supermarkets in our market area and such sales accounted for approximately 2% of our 2001 net sales. We supply a variety of products to our supermarkets and other wholesale customers, primarily from our two distribution centers in Sheboygan, Wisconsin. In addition, we provide our supermarkets and other customers with bakery and deli items from our centralized bakery/deli production facility in Platteville, Wisconsin and fresh, frozen and processed meat, eggs and deli products from a third-party distribution facility in Milwaukee, Wisconsin. Additionally, through arrangements with several vendors, we also offer a line of carbonated soft drinks, fruit drinks and drinking and distilled water under our Springtime(TM) label.

     A key part of our wholesale operations is the strong partnership between us and our franchised supermarkets established by our "Fresh Brands Program." This partnership, which results in a coordinated and integrated retail food distribution system that had over $800 million in retail sales in 2001, allows us to leverage the combined buying power of all of our franchised and corporate supermarkets and deliver a powerful and effective promotional vehicle for our participating vendor partners. By operating in this manner, we are able to achieve superior performance compared to traditional wholesalers, which cannot coordinate the promotions run by their customers.

     Our franchisees, most of which own only one or two supermarkets, benefit from our Fresh Brands Program because it provides them with cost-effective administrative support services and financial resources that are associated with being a part of a large organization and are difficult for independent operators to replicate or obtain on their own. We believe that our Fresh Brands Program provides our franchisees with the support services and financial resources they need to operate efficient, contemporary supermarkets that can compete with supermarkets owned and operated by competitors with substantially greater resources, while retaining the independent retail ownership and the entrepreneurial spirit and community involvement that we believe is an integral part of the success of many of our franchisees. Among the services that we provide to our franchisees are:

     o    retail performance counseling and supervision;

     o    retail financial accounting;

     o    preparation of supermarket payrolls;

     o preparation of print, electronic and outdoor media advertising (including various point-of-sale materials);

     o    assistance in the selection and analysis of supermarket locations;

     o    financing and assistance with their lease negotiations;

     o    merchandise planning;

     o    equipment selection and sourcing;

     o engineering services, including supermarket design, floor layout and facility project management;

     o    retail technology implementation and support;

     o    labor planning and scheduling; and

     o    product category supervision.

Consistent with industry practice, in certain situations, we also provide credit enhancements to certain qualified franchisees by (i) leasing the franchisee's supermarket premises and, in turn, subleasing the premises to the franchisee and/or (ii) guaranteeing a portion of the franchisee's bank borrowings. We provide some of these services as part of the Fresh Brands Program, while other services are provided under a separate fee arrangement intended to cover our costs. In addition, our franchisees pay us fees determined by the retail sales of their supermarkets. We do not charge an initial fee to franchisees for granting a franchise.

     Another goal of our Fresh Brands Program is to present all of the supermarkets operating under a common banner as a single group so that our customers can treat all such supermarkets as a part of the same supermarket "chain." We do this by coordinating systemwide promotions and other merchandising events in which all of our franchised and corporate supermarkets participate. For example, we control the selection of sale items at all of our supermarkets and produce and distribute weekly newspaper advertising inserts that advertise the same sales at all of the supermarkets operated under the same banner. In addition, we establish various promotions that reward our customers for aggregate amounts of selected items purchased over a period of several weeks. These programs do not differentiate between purchases from our franchised or corporate supermarkets. Other efforts that we undertake to present all of our supermarkets that operate under the same banner as part of a single chain include:

     o    outdoor billboard advertising;

     o    television and radio advertising; and

     o sponsorship of entertainment and charitable events, including the Midwest's largest fireworks display at Milwaukee's Summerfest lakefront music festival.

     We are a franchisee of the Piggly Wiggly(R) brand name. Under our franchise agreement, our franchise territory includes all of Wisconsin, the upper peninsula of Michigan and designated counties in northern Illinois, southeastern Minnesota and eastern Iowa. Our franchise rights are of unlimited duration and are not subject to any specific termination provision. We are required to pay franchise fees to the current franchisor in parts of our market areas. The only other material obligation imposed on us in our franchise territory is that the supermarkets operated under the Piggly Wiggly(R) name must comply with the standards imposed on supermarkets in the Piggly Wiggly(R) system. We believe that our own supermarket standards exceed the Piggly Wiggly(R) system standards.

Our Supermarkets

     Our franchised supermarkets range in size from 10,400 square feet to 55,000 square feet, with an average of 25,300 square feet and our corporate supermarkets range in size from 18,800 square feet to 60,000 square feet, with an average of 36,000 square feet. All of our supermarkets contain several perishable or specialty service departments, including:

     o    fresh and processed meat;

     o    take-home entrees and snacks;

     o    fresh fruits and vegetables;

     o    fresh seafood;

     o    delicatessen;

     o    flowers and plants; and

     o    baked goods.

     Several supermarkets also contain or provide one or more of the following:

     o    wine and spirit sales;

     o    video rentals;

     o    lottery sales;

     o    photo processing services;

     o    TicketMaster(R)ticket centers;

     o    in-house banking services;

     o    automated teller machines; and

     o    on-line debit and credit card check-out services.

     Certain franchised and corporate supermarkets continue to fail to meet certain financial performance goals. In order to further improve results of operations, we continue to evaluate various business alternatives relating to underperforming operations, including the sale or conversion of these supermarkets, closing supermarkets and implementing other operational changes.

         The following table shows our development of, and changes in, our franchised and corporate retail supermarkets for the periods presented:

                                                               Number of Supermarkets
                               ----------------------------------------------------------------------------------------
                                        Franchised Supermarkets                      Corporate Supermarkets
                               ----------------------------------------------------------------------------------------
                                1997     1998     1999     2000    2001     1997     1998     1999     2000     2001
                                ----     ----     ----     ----    ----     ----     ----     ----     ----     ----
Beginning of Year                68       68       68       69      71       16       18       18       19       19
New Market Supermarkets(a)        1        1        1       1       --        1       --       --       --       --
Replacement Supermarkets(b)       1        1        1       2        2       --        1       --        1        1
Converted to/from Franchise(c)   (1)      --       (1)      --      --        1       --        1       --       --
Purchased Supermarkets(d)        --       --       --       --      --       --       --       --       --        8
Terminated Operations(e)         (2)      (2)      (2)     (2)      (4)      --       (1)      --       (1)      (1)
New Franchises(f)                 1       --        2       1        3       --       --       --       --       --
End of Year                      68       68       69       71      72       18       18       19       19       27
Remodeled Supermarkets(g)         3        2        4       2       --       --       --       --       --       --

---------------------------
(a)  New market supermarkets are newly constructed supermarkets in market areas not recently served by us.
(b)  Replacement supermarkets are newly constructed supermarkets whose opening corresponds with the closure of a nearby franchised or corporate supermarket.
(c)  Supermarkets that are converted from corporate to franchise units, or vice versa, are included as reductions to supermarket totals in one category and corresponding additions to totals in the other category.
(d)  Purchased supermarkets are those that we purchased from a party other than one of our franchisees.
(e)  Terminated operations represent supermarkets that are no longer going concerns, including replaced supermarkets.
(f)  New franchises are additions to our franchise group other than through conversion from corporate supermarkets.
(g)  Remodeled supermarkets represent supermarkets that have undergone substantial expansion and/or remodeling totaling at least $300,000.

Purchasing and Distribution

     We purchase groceries in sufficient volume to qualify for favorable price brackets for most items. We purchase brand name grocery merchandise directly from the manufacturers or processors and purchase produce, meat and seafood from a variety of sources. We purchase substantially all of our private label items and fresh meats through Topco Associates, Inc. Topco is a national purchasing cooperative whose member-owners consist of 26 regional supermarket chains and food services organizations who collectively operate more than 3,000 supermarkets. According to Topco data, its member-owners accounted for approximately 10% of United States grocery store sales volume in 2001. In 2001, purchases through Topco accounted for nearly 12% of our total wholesale and retail inventory purchases. We also purchase supermarket and warehouse equipment and supplies, primarily bags and packaging material, through Topco. Topco's size and purchasing power enable it to employ large-volume, low-cost purchasing techniques on behalf of its member-owners.

     We also participate in Topco's "World Brands" program. World Brands is a Topco division dedicated to using the combined purchasing power and marketing strength of its members to obtain favorable treatment from national brand manufacturers. To attain this goal, World Brands, together with its members, negotiates with each vendor for the benefit of all of its members in a manner similar to the way that a retailer would do on behalf of its entire organization. There are currently seventeen participants in the World Brands program, each of which is a member of Topco. According to World Brands data, the combined retail sales of its members surpasses that of all but three of the grocery retailers in the United States. We believe that World Brands presents us with an opportunity to qualify for more favorable prices and promotions than we could attain on our own.

     We and our direct-contract, third-party distribution center supplied more than 70% of the products supplied to our supermarkets in 2001. The remainder of products sold by our supermarkets were supplied by direct store delivery vendors. We operate two distribution centers in Sheboygan, Wisconsin with a total of approximately 425,000 square feet. We supply deli and bakery products from our 20,000 square foot centralized bakery/deli production facility located in Platteville, Wisconsin. While we perform the buying function, a third-party contractor in Milwaukee, Wisconsin performs the distribution services for our meat operations. We believe that this arrangement provides us with operating cost efficiencies and the ability to expand our wholesale product offerings and better satisfy wholesale customer delivery schedules through improved capacity.

     We operate a leased, full-service trucking fleet, which consists of 25 tractors and 40 refrigerated trailers. We augment our transportation requirements with temporary leasing arrangements as conditions warrant. PW Trucking, Inc., our subsidiary, provides contract and common carrier services throughout our operating territory. Revenues from unrelated parties generated by this business were nominal in 2001 and are expected to be nominal in 2002.

Competition

     The wholesale and retail food industry is highly competitive. At the wholesale level, we compete with regional and national wholesalers, such as Fleming Companies, Inc., Supervalu Inc., Roundy's, Inc. and Nash Finch Co. We believe that key competitive factors include the provision of the following services to franchised customers:

     o    credit enhancements and working capital support;

     o    advertising;

     o    retail performance and supervision counseling;

     o    accounting and financial services;

     o    merchandising;

     o    facilities engineering;

     o    design and project management; and

     o    retail technology support.

     We believe that our distribution and production facilities and the wide range of support and marketing services provided to our supermarkets (including pursuant to the Fresh Brands Program) allow us to provide prompt and efficient, low-priced, high-quality products and important supplemental services to our supermarkets and other customers.

     The degree of competition at the retail level varies with supermarket location. Most of our supermarkets compete primarily with local retail operators, virtually all of whom are affiliated with competing wholesalers through arrangements similar to those we have with our franchisees. In some of our supermarket locations, however, we also compete with national and regional retail chain supermarkets, such as Sentry Foods, Rainbow Foods, Pick `N Save, Cub Foods, Jewel Food

Stores, Dominick's Finer Foods, Meijer Stores, Copps Supermarkets and Kohl's Food Stores. Other competitors include the general merchandise, wholesale club and supercenter format stores, including Wal-Mart, K-Mart and ShopKo stores. We believe that the principal retail competitive factors include:

     o    product quality and variety;

     o the quality of a supermarket's perishable product and service departments;

     o    price; and

     o    supermarket location and appearance.

     We believe our supermarkets' emphasis on low-cost, high-quality products, community-based multi-media marketing and merchandising programs and a high degree of in-store customer service and friendliness provide our franchised and corporate supermarkets with a competitive advantage in many retail market areas.

     Certain of our competitors at both the wholesale and retail level may have a competitive advantage resulting from utilizing lower-cost, non-union workforces. Certain of our competitors have greater financial resources and marketing budgets than we do. Also, certain competitors using the general merchandise, wholesale club format or supercenter format may choose to carry and market a less extensive variety of products, which may allow them to sell such items at a lower per unit cost than we do.

Employees

     As of December 29, 2001, we employed approximately 3,200 persons, including approximately 2,450 in the operation of our corporate retail supermarkets. A majority of our corporate retail supermarket employees are employed on a part-time basis. Of our remaining employees, approximately 200 work at our centralized bakery/deli production facility, approximately 250 are engaged in warehousing and/or trucking activities and approximately 300 are corporate and administrative personnel. One of our collective bargaining agreements expired earlier this year and has been replaced by a new collective bargaining agreement. None of our collective bargaining agreements will expire during the remainder of 2002.

Item 1A. Executive Officers.
         ------------------

     Name and Age                 Positions and Offices with the Company
     ------------                 --------------------------------------

Walter G. Winding, 60........ Chairman of the Board(a)
Elwood F. Winn, 51........... President and Chief Executive Officer(a)
Michael R. Houser, 50........ Vice Chairman of the Board, Executive Vice
                              President and Chief Marketing Officer(a)
William K. Jacobson, 51...... Senior Vice President - Retail Operations and
                              Development of Fresh Brands Distributing, Inc.
Armand C. Go, 40............. Vice President, Chief Financial Officer, Treasurer
                              and Secretary
Thomas J. Timler, 44......... Vice President and Chief Information Officer of
                              Fresh Brands Distributing, Inc.

-----------------------
(a) Messrs. Winding, Winn and Houser are also members of our Board of Directors. Mr. Winding is not an employee of the company.

     All of our executive officers have held the positions indicated above for at least the last five years, except that:

     o Mr. Winding, who serves as our independent director Chairman of the Board, has served as an independent director since 1999 and was elected Chairman of the Board in December 2000. Mr. Winding is, and has been for the past five years, the owner and Chief Executive Officer of Winding and Company, a business consulting firm based in Hartland, Wisconsin. Mr. Winding serves as a member of the board of directors of fifteen private companies;

     o Mr. Winn was President and Chief Executive Officer of Certified Grocers Midwest Inc. ("CGM") from February 1992 until October 1998, a consultant to CGM from October 1998 until September 1999, our Senior Vice President-Strategic Planning from September 1999 until May 2000 and our Executive Vice President, Chief Financial Officer and Secretary from May 2000 until December 2000;

     o Mr. Houser was our Senior Vice President - Marketing and Merchandising from April 1991 until January 1998, became our Executive Vice President in January 1998, became our Chief Marketing Officer in May 2000 and became our Vice Chairman of the Board in December 2000;

     o Mr. Jacobson was our Senior Vice President - Franchise Operations prior to March 1996 and our Senior Vice President - Retail Operations from March 1996 until June 1998;

     o Mr. Go was our Controller from May 1994 to December 1997, our Treasurer and Chief Accounting Officer from January 1998 to May 1999, our Vice President, Treasurer and Chief Accounting Officer from May 1999 to December 2000; and

     o Mr. Timler was our Vice President - Business Systems Support Group from January 1994 until December 2000.

     All references to service as a director or officer prior to June 2001 are to service as a director or officer of Schultz Sav-O Stores, Inc. (now Fresh Brands Distributing, Inc.). Schultz Sav-O Stores, Inc. was our predecessor prior to the creation of our holding company structure in 2001.

     Executive officers are generally elected annually at the annual meeting of our Board of Directors held on the date of our annual meeting of shareholders. Each executive officer holds office until his successor has been elected or until his prior death, resignation or removal.

Item 2.  Properties.
         ----------

     As is typical in our industry, all of our supermarkets are leased. We generally lease our supermarkets from nonaffiliated real estate developers under long-term leases. Such leases generally contain initial terms of 15 to 20 years, with several five-year renewal options. None of our lease arrangements contain repurchase options and we do not own the land underlying any of such supermarkets. A few of our leases, however, include rights of "first offer" running in our favor, which give us the right to advance notice of the land owner's desire to sell its property, as well as an exclusive right to submit offers to purchase these properties prior to them being made available to the general public.

     As of December 29, 2001, we leased all 27 of our corporate supermarkets. Our leased supermarkets range in size from 10,400 to 55,000 square feet, with an average of 25,300 square feet. As of December 29, 2001, we subleased 57 of our leased supermarkets to independent operators who are our wholesale customers and franchisees.

     We own our combined distribution center and our headquarters complex in Sheboygan, Wisconsin which occupies approximately nine acres of a 16-acre site that we own. The facility provides approximately 30,500 square feet of space for offices and related activities and approximately 364,000 square feet of distribution center space. We lease:

     o an additional 14,500 square feet of office space in Sheboygan used for customer support services under a lease expiring in August 2003;

     o a 20,000 square foot centralized bakery/deli production facility in Platteville, Wisconsin under a lease expiring in 2008; and

     o approximately 60,000 square feet of distribution center space in Sheboygan. As noted above, this distribution center was converted from a corporate supermarket in September 2001. In connection with this conversion, in September 2001, we entered into a "sale-leaseback" transaction pursuant to which we sold the distribution center to a third party and entered into a lease for the distribution center that expires in 2021.

Item 3.  Legal Proceedings.
         -----------------

     There are no material legal proceedings to which we are a party or to which any of our property is subject, other than routine litigation incidental to our business. No material legal proceedings were terminated during the fourth quarter of 2001.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     No matters were submitted to a vote of our shareholders during the fourth quarter of 2001.

                                     PART II

Item 5.  Market for Our Common Stock and Related Shareholder Matters.
         -----------------------------------------------------------

     On October 12, 2001, we issued and sold 2,000 shares of common stock for an aggregate purchase price of $28,500 to G. William Dietrich, one of our directors. The per share purchase price was $14.25, which was the closing price of our common stock on the Nasdaq National Market on October 11, 2001, the day before the issuance and sale to Mr. Dietrich. We issued these shares to Mr. Dietrich pursuant to our corporate policy to encourage additional share ownership by our directors and executive officers and in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act because the issuance did not involve a public offering.

     On December 14, 2001, we issued and sold 184,849 shares of common stock to Calm Waters Partnership and 15,151 shares of our common stock to Walter H. Morris for an aggregate purchase price of $3,300,000. The per share purchase price was $16.50, which was the closing price of our common stock on the Nasdaq National Market on December 13, 2001, the day before the issuance and sale to Calm Waters Partnership and Mr. Morris. We issued these shares in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act because the issuance did not involve a public offering.

     On January 30, 2002, pursuant to our program for compensating our independent directors, we issued 356 shares of our common stock to each of our directors who were not employed by us or one of our service providers as a retainer for service on our Board of Directors in 2002. On January 30, 2001, we also issued an additional 208 shares of our common stock to G. William Dietrich pursuant to our independent director compensation program as compensation for service since his election to our Board of Directors in May 2001. We issued these shares in reliance upon the exemption from registration provided by
Section 4(2) under the Securities Act because the issuance did not involve a public offering.

     Pursuant to General Instruction G to Form 10-K ("Instruction G"), the other information required by this Item is incorporated herein by reference from information included under the caption entitled "Common Stock Information" set forth in our 2001 Annual Report to Shareholders (the "Annual Report").

Item 6.  Selected Financial Data.
         -----------------------

     Pursuant to Instruction G, the information required by this Item is incorporated herein by reference from information included under the caption entitled "Five-Year Financial Highlights" set forth in the Annual Report.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ----------------------

     Pursuant to Instruction G, the information required by this Item is incorporated herein by reference from information included under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
          ----------------------------------------------------------

     Our only variable rate financial instrument subject to interest rate risk is a $35 million revolving credit facility which permits us, at our option, to borrow at interest rates based on either the bank's prime rate or adjusted LIBOR. Approximately $13.7 million was outstanding under this facility as of December 29, 2001 and, as a result, increases in market interest rates would cause our interest expense to increase and our earnings before income taxes to decrease. Based on our outstanding revolving credit facility borrowings as of December 29, 2001, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $137,000. Similarly, a 100 basis point decrease in the market interest rate would reduce our annual interest expense by approximately $137,000.

     We believe that our exposure to other market risks (including risks related to changes in foreign currency exchange rate, commodity prices, equity prices and trade accounts receivable) is not significant.

Item 8.   Financial Statements and Supplementary Data.
          -------------------------------------------

     Pursuant to Instruction G, our Consolidated Balance Sheets as of December 29, 2001 and December 30, 2000, our Consolidated Statements of Earnings, Cash Flows and Shareholders' Investment for each of the three fiscal years in the period ended December 29, 2001, together with the related Notes to Consolidated Financial Statements (including supplementary financial data), are incorporated herein by reference from information included under the captions having substantially the same titles as set forth in the Annual Report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.
          --------------------

     Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.
          -----------------------------------------------

     Pursuant to Instruction G, the information required by this Item (other than such information regarding executive officers which appears in Item 1A hereof and information required by Item 405 of Regulation S-K, which is inapplicable) is incorporated by reference from information included under the caption entitled "Election of Directors" set forth in our definitive Proxy Statement for our 2002 annual meeting of shareholders (the "Proxy Statement"). The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our fiscal year.

Item 11.  Executive Compensation.
          ----------------------

     Pursuant to Instruction G, the information required by this Item is incorporated by reference from information included under the caption entitled "Executive Compensation" set forth in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

     The following table lists certain information about our two stock option plans, our 1995 Equity Incentive Plan and our 2001 Nonemployee Director Stock Option Plan, both of which were approved by our shareholders:

                                                       Number of securities remaining available
Number of securities to be       Weighted-average         for future issuance under equity
issued upon the exercise of      exercise price of         compensation plans (excluding
   outstanding options          outstanding options    securities reflected in the first column)
   -------------------          -------------------    -----------------------------------------
          628,700                   $12.91                        781,600

     Pursuant to Instruction G, the other information required by this Item is incorporated herein by reference from information included under the captions entitled "Stock Ownership of Management and Others" and "Election of Directors" set forth in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

     Pursuant to Instruction G, information required by this Item is incorporated by reference from information under the caption entitled "Compensation Committee and Stock Option Committee Interlocks and Insider Participation" set forth in the Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
          ---------------------------------------------------------------

     (a) The following documents are filed as a part of this Form 10-K:

          (1)  Financial Statements.
               --------------------

          Consolidated Balance Sheets as of December 29, 2001 and December 30, 2000

          Consolidated Statements of Earnings, Cash Flows and Shareholders' Investment for the fiscal years 2001, 2000 and 1999

          Notes to Consolidated Financial Statements

          Report of Independent Public Accountants

     The foregoing Financial Statements are incorporated by reference to the pocket part included in the company's Annual Report to Shareholders for the fiscal year ended December 29, 2001.

     The additional information referred to under "Financial Statement Schedules" below is filed as part of this Form 10-K and should be read in conjunction with the financial statements referred to above.

          (2)  Financial Statement Schedules.                    Form 10-K
               -----------------------------                  Page Reference:
                                                              --------------

      Report of Independent Public Accountants                     F-1

      Schedule VIII - Valuation and Qualifying Accounts and
      Reserves                                                     F-2

     All other schedules have been omitted as not required or not applicable, or the information required to be shown thereon is included in the financial statements and related notes.

     (3) Exhibits. The exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index included herein.

     (b)  Reports of Form 8-K.
          -------------------

     We filed one current report on Form 8-K during the fiscal quarter ending December 29, 2001. The current report on Form 8-K, dated December 14, 2001, was filed pursuant to Item 5 in regard to the sale of 184,849 shares of our common stock to Calm Waters Partnership and 15,151 shares of our common stock to Walter H. Morris.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FRESH BRANDS, INC.


Date: March 15, 2002                    By:  /s/ Armand C. Go
                                            -----------------------------------
                                            Armand C. Go, Vice President, Chief
                                            Financial Officer, Treasurer and
                                            Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed as of the date above by the following persons on behalf of the company in the capacities indicated.


By: /s/ Walter G. Winding               By: /s/ Elwood F. Winn
   ------------------------------------    ------------------------------------
   Walter G. Winding, Chairman of Board    Elwood F. Winn, President, Chief
   and Director                            Executive Officer and Director
                                           (Principal Executive Officer)


By: /s/ Armand C. Go                    By: /s/ Michael R. Houser
   ------------------------------------    ------------------------------------
   Armand C. Go, Vice President, Chief     Michael R. Houser, Vice Chairman of
   Financial Officer, Treasurer and        the Board, Executive Vice President
   Secretary (Principal Financial          and Director
   Officer and Accounting Officer)


By: /s/ William K. Jacobson             By: /s/ Martin Crneckiy, Jr.
   ------------------------------------    ------------------------------------
   William K. Jacobson, Director           Martin Crneckiy, Jr., Director


By: /s/ Steven R. Barth                 By: /s/ G. William Dietrich
   ------------------------------------    ------------------------------------
   Steven R. Barth, Director               G. William Dietrich, Director


By: /s/ Bruce J. Olson                  By: /s/ R. Bruce Grover
   ------------------------------------    ------------------------------------
   Bruce J. Olson, Director                R. Bruce Grover, Director

Report of Independent Public Accountants


We have audited in accordance with auditing standards generally accepted in the United States the financial statements included in Fresh Brands, Inc.'s annual report to shareholders included in this Form 10-K, and have issued our report thereon dated February 15, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
February 15, 2002

                               FRESH BRANDS, INC.

          SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    FOR THE FISCAL YEARS 2001, 2000 AND 1999


Allowance for Doubtful Accounts--
  Changes in the allowance for doubtful accounts are summarized as follows:


                                     2001             2000             1999
                                 ----------------------------------------------
Balance, beginning of year        $3,850,000       $4,300,000       $4,300,000
Provision charged to earnings      2,080,000        1,663,000        2,264,000
(Writeoffs), net                  (2,480,000)      (2,113,000)      (2,264,000)
                                 ------------    -------------    -------------
Balance, end of year              $3,450,000       $3,850,000       $4,300,000
                                  ==========       ==========       ==========

                                  EXHIBIT INDEX

                               FRESH BRANDS, INC.
                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001
                   -------------------------------------------

   Exhibit No.                     Description
   -----------                     -----------

       3.1 Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to our Form S-4 filed on April 27, 2001.

       3.2    Bylaws, as amended and restated. Incorporated by reference to
              Exhibit 3.2 to our Quarterly Report on Form 10-Q for the period ended October 6, 2001.

       4.1    Restated Articles of Incorporation, as amended (included as
              Exhibit 3.1).

       4.2 Loan Agreement, dated as of June 16, 2001, among Fresh Brands, Inc., certain subsidiaries of Fresh Brands, Inc., M&I Marshall & Ilsley Bank and Firstar Bank (Milwaukee). Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the period ended July 14, 2001.

       4.3 First Amendment to Loan Agreement, dated as of December 19, 2001, among Fresh Brands, Inc., certain subsidiaries of Fresh Brands, Inc., M&I Marshall & Ilsley Bank and Firstar Bank (Milwaukee).

       4.4 Rights Agreement, dated as of October 12, 2001, among Fresh Brands, Inc. and Firstar Bank, N.A. Incorporated by reference to
              Exhibit 4.1 to the Registration Statement on Form 8-A of Fresh Brands, Inc., dated as of October 12, 2001 (Commission File No. 000-32825).

              As summarized in Notes 4 and 8 of the Notes to Financial Statements incorporated by reference from our 2001 Annual Report to Shareholders, as part of Parts II and IV of this Form 10-K, we have various other outstanding long-term debt and capital lease obligations. None of such other obligations individually exceeds 10% of our total assets. We hereby agree to furnish to the Commission, upon its request, a copy of each instrument with respect to such obligations.

       10.1 Master Franchise Agreement, dated April 23, 1982, between Commodores Point Terminal Corporation and Piggly Wiggly Corporation. Incorporated by reference to Exhibit 10.1 to Schultz Sav-O Stores, Inc.'s Annual Report on Form 10-K for the year ended January 1, 1982.

   Exhibit No.                     Description
   -----------                     -----------

       10.2 Agreement, dated August 1, 1982, between Schultz Sav-O Stores, Inc. and Commodores Point Terminal Corporation. Incorporated by reference to Exhibit 10.2 to Schultz Sav-O Stores, Inc.'s Annual Report on Form 10-K for the year ended January 1, 1982.

       10.3 Amendment to Master Franchise Agreement, dated October 15, 1982, between Schultz Sav-O Stores, Inc. and Piggly Wiggly Corporation. Incorporated by reference to Exhibit 10.3 to Schultz Sav-O Stores, Inc.'s Annual Report on Form 10-K for the year ended January 1, 1982.

       10.4 Amendment No. 2 to Piggly Wiggly Master Franchise Agreement, dated June 3, 1998, between Schultz Sav-O Stores, Inc. and Piggly Wiggly Corporation. Incorporated by reference to Exhibit 10.2 to Schultz Sav-O Stores, Inc.'s Quarterly Report on Form 10-Q for the period ended April 25, 1998.

       10.5 Form of Key Executive Employment and Severance Agreement, dated as of January 31, 2002, between Fresh Brands, Inc. and each of Elwood
              F. Winn and Michael R. Houser. This agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

       10.6 Key Executive Severance Agreement, dated as of January 31, 2002, between Fresh Brands, Inc. and Walter G. Winding. This agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

       10.7 Key Executive Employment and Severance Agreement, dated as of January 31, 2002, between Fresh Brands, Inc. and William K. Jacobson. This agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

       10.8 Form of Key Executive Employment and Severance Agreement dated as of January 31, 2002, between Fresh Brands, Inc. and each of Armand
              C. Go and Thomas J. Timler. This agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

       10.9 Membership and Licensing Agreement dated August 1, 1973 by and between Topco Associates, Inc. (Cooperative) and Schultz Sav-O Stores. Incorporated by reference to Exhibit 10.6 to Schultz Sav-O Stores, Inc.'s Annual Report on Form 10-K for the year ended December 30, 1996.

       10.10 Articles of Incorporation of Topco Associates, Inc. (Cooperative). Incorporated by reference to Exhibit 10.12 to Schultz Sav-O Stores, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1988.

   Exhibit No.                     Description
   -----------                     -----------

       10.11 Bylaws of Topco Associates, Inc. (Cooperative), as amended through June 7, 1996. Incorporated by reference to Exhibit 10.8 to Schultz Sav-O Stores, Inc.'s Annual Report on Form 10-K for the year ended December 30, 1996.

       10.12 1995 Equity Incentive Plan, as amended and restated as of December 14, 2000. Incorporated by reference to Exhibit 10.13 to Schultz Sav-O Stores, Inc.'s Form 10-K for the year ended December 30, 2000. This plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

       10.13 Form of Nonqualified Stock Option Agreement under 1995 Equity Incentive Plan. Incorporated by reference to Exhibit 10.13 to Schultz Sav-O Stores, Inc.'s Annual Report on Form 10-K for the year ended January 2, 1999. This form of agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

       10.14 Fresh Brands Distributing, Inc. Executive Benefit Restoration Plan. Incorporated by reference to Exhibit 10.10 to Schultz Sav-O Stores, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994. This Plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

       10.15 2001 Nonemployee Director Stock Option Plan, as adopted by the Board of Directors as of December 14, 2000. Incorporated by reference to Exhibit 10.19 to our Form S-4 filed on April 27, 2001. This plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

       10.16 Form of Nonqualified Stock Option Agreement under 2001 Nonemployee Director Stock Option Plan. Incorporated by reference to Exhibit
              10.20 to our Form S-4 filed on April 27, 2001. This form of agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of Form 10-K.

       13 Portions of our 2001 Annual Report to Shareholders expressly incorporated by reference into this Form 10-K.

       21     Our subsidiaries.

       23     Consent of Independent Public Accountants.

       99 Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year and, upon such filing, incorporated by reference herein to the extent indicated in this Form 10-K).