Form 10-Q
period 2002-04-20
FRESH BRANDS INC
filed 2002-06-04
CIK 1135431

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 20, 2002
                                 --------------



                          Commission File Number 0-549

                               FRESH BRANDS, INC.
             (Exact Name of Registrant as Specified in its Charter)

            WISCONSIN                                          39-2019963
---------------------------------                        ----------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation of organization)                          Identification No.)

       2215 UNION AVENUE
      SHEBOYGAN, WISCONSIN                                        53081
      --------------------                                     ----------
     (Address of principal                                     (Zip Code)
       executive offices)


                          Registrant's telephone number
                        including area code 920-457-4433
                                            ------------


     The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.


     As of June 3, 2002, 5,181,737 shares of Common Stock, $0.05 par value, were issued and outstanding.

                               FRESH BRANDS, INC.

                                 FORM 10-Q INDEX


                                                                           PAGE
                                                                          NUMBER

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

               Consolidated Balance Sheets                                   3

               Unaudited Consolidated Statements of Earnings                 4

               Unaudited Consolidated Statements of Cash Flows               5

               Notes to Unaudited Consolidated Financial Statements          6

Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                                        9

Item 3.   Quantitative and Qualitative Disclosures
           about Market Risk                                                14

PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                         15

Item 6.   Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                  16

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                               FRESH BRANDS, INC.

                           CONSOLIDATED BALANCE SHEETS
(In thousands)
-------------------------------------------------------------------------------
                                                    (Unaudited)     (Audited)
                                                     April 20,     December 29,
Assets                                                 2002           2001
-------------------------------------------------------------------------------
Current assets:
  Cash and equivalents                               $  11,370      $  11,501
  Receivables, net                                      14,386         11,385
  Inventories                                           30,377         34,952
  Land and building for resale                           2,904          4,770
  Other current assets                                   2,460          2,220
  Deferred income taxes                                  4,459          4,459
-------------------------------------------------------------------------------
  Total current assets                                  65,956      $  69,287
-------------------------------------------------------------------------------

Noncurrent receivable under capital subleases            9,093          9,278
Property and equipment, net                             28,157         26,513
Property under capital leases, net                      10,352         10,604
Goodwill, net                                           20,280         20,280
Other noncurrent assets, net                             3,878          3,273
-------------------------------------------------------------------------------
Total assets                                         $ 137,716      $ 139,235
===============================================================================

Liabilities and Shareholders' Investment
-------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                   $  31,201      $  33,981
  Accrued salaries and benefits                          5,838          7,845
  Accrued insurance                                      3,285          3,150
  Other accrued liabilities                              3,967          3,844
  Current obligations under capital leases               1,237          1,192
  Current maturities of long-term debt                     340            323
-------------------------------------------------------------------------------
  Total current liabilities                             45,868         50,335
-------------------------------------------------------------------------------

Long-term obligations under capital leases              20,404         20,808
Long-term debt                                          18,733         16,569
Deferred income taxes                                    1,103          1,103
Shareholders' investment:
  Common stock                                             438            438
  Additional paid-in capital                            15,510         15,371
  Retained earnings                                     77,155         75,680
  Treasury stock                                       (41,495)       (41,069)
-------------------------------------------------------------------------------
  Total shareholders' investment                        51,608         50,420
-------------------------------------------------------------------------------
Total liabilities and shareholders' investment       $ 137,716      $ 139,235
===============================================================================
See notes to unaudited consolidated financial statements.

                               FRESH BRANDS, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
-----------------------------------------------------------------------------

                                                     For the 16-weeks ended
-----------------------------------------------------------------------------

                                                    April 20,      April 21,
                                                      2002           2001
-----------------------------------------------------------------------------

Net sales                                           $ 184,139      $ 153,820

Cost of products sold                                 148,181        127,758
-----------------------------------------------------------------------------

Gross profit                                           35,958         26,062

Selling and administrative expenses                    29,936         21,538

Depreciation and amortization                           2,296          1,580
-----------------------------------------------------------------------------

Operating income                                        3,726          2,944

Interest income                                             3            388

Interest expense                                         (549)          (284)
-----------------------------------------------------------------------------

Earnings before income taxes                            3,180          3,048

Provision for income taxes                              1,240          1,158
-----------------------------------------------------------------------------

Net earnings                                        $   1,940      $   1,890
=============================================================================

Earnings per share - basic                          $    0.38      $    0.34

Earnings per share - diluted                        $    0.37      $    0.34

Weighted average shares and equivalents outstanding:

     Basic                                              5,165          5,503

     Diluted                                            5,265          5,518

Cash dividends paid per share of common stock       $    0.09      $    0.09
=============================================================================

See notes to unaudited consolidated financial statements.

                               FRESH BRANDS, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
-----------------------------------------------------------------------------

                                                     For the 16-weeks ended
-----------------------------------------------------------------------------

                                                    April 20,      April 21,
                                                      2002           2001
-----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                      $   1,940      $   1,890
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
      Depreciation and amortization                     2,296          1,580
  Changes in assets and liabilities:
    Receivables                                        (3,001)          (580)
    Inventories                                         4,575           (480)
    Other current assets                                1,626         (2,377)
    Accounts payable                                   (2,780)        (3,254)
    Accrued liabilities                                (1,609)          (866)
-----------------------------------------------------------------------------
Net cash flows from operating activities                3,047         (4,087)
-----------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (4,272)          (327)
  Receipt of principal amounts under
   capital subleases                                      162            112
-----------------------------------------------------------------------------
Net cash flows from investing activities               (4,110)          (215)
-----------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in revolver activity                       2,300              -
  Payment for acquisition of treasury stock              (924)        (1,598)
  Exercise of stock options                               492            363
  Payment of cash dividends                              (465)          (493)
  Principal payments on capital lease obligations        (386)          (241)
  Principal payments on long-term debt                    (91)           (66)
  Other financing activities                                6             24
-----------------------------------------------------------------------------
Net cash flows from financing activities                  932         (2,011)
-----------------------------------------------------------------------------

CASH AND EQUIVALENTS:
  Net change                                             (131)        (6,313)
  Balance, beginning of period                         11,501         31,309
-----------------------------------------------------------------------------
Balance, end of period                              $  11,370      $  24,996
=============================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                     $     549      $     277
  Income taxes paid                                        12          1,095


See notes to unaudited consolidated financial statements.

                               FRESH BRANDS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The financial statements included herein have been prepared by us without audit. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the disclosures are adequate to make the information presented not misleading. The interim financial statements furnished with this report reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in our 2001 annual report to shareholders, as incorporated by reference in our Form 10-K for the fiscal year ended December 29, 2001.

(2)  Acquisition

On June 16, 2001, we acquired all of the outstanding common stock of Dick's Supermarkets, Inc. for approximately $30.2 million in cash (including assumption of funded debt). This acquisition has been accounted for under the purchase method of accounting. The results of Dick's Supermarkets, Inc. have been included in our results from the date of acquisition. The purchase price was allocated to the fair market value of the assets acquired and the liabilities assumed. The purchase price allocation included the write-up to fair value of inventory and fixed assets of $1.7 million and $4.7 million, respectively, and resulted in goodwill of approximately $20.2 million.

The following unaudited pro forma consolidated results of continuing operations present the companies as if they had been combined at the beginning of the periods presented. These pro forma results are based on assumptions considered appropriate by management and have been prepared for limited comparative purposes only. These results do not purport to be indicative of results which would have actually been reported had the acquisition taken place at the being of fiscal 2001, or which may be reported in the future.

(In thousands, except per share data)
-----------------------------------------------------------------------------
                                                  For the 16-weeks ended
                                              April 20, 2002   April 21, 2001
-----------------------------------------------------------------------------
Net Sales                                       $ 184,139        $ 186,419
Net Earnings                                        1,940            1,643
-----------------------------------------------------------------------------
Basic and diluted earnings per share
-----------------------------------------------------------------------------
   Basic                                        $    0.38        $    0.30
   Diluted                                      $    0.37        $    0.30
=============================================================================

(3)  Other Current Assets

(In thousands)
--------------------------------------------------------------------------------
                                              April 20, 2002   December 29, 2001
--------------------------------------------------------------------------------

Prepaid expenses                                $   1,453           $ 1,268
Retail systems and supplies for resale                549               426
Receivable under capital subleases                    458               526
--------------------------------------------------------------------------------

Other current assets                            $   2,460           $ 2,220
================================================================================

(4)  Segment Reporting

Summarized financial information for the first quarters of 2002 and 2001 concerning our reportable segments is shown in the following tables (in thousands):

-----------------------------------------------------------------------------
                                                  For the 16-weeks ended
                                              April 20, 2002   April 21, 2001
-----------------------------------------------------------------------------
Sales
-----------------------------------------------------------------------------
Wholesale sales                                 $ 139,916        $ 127,011
Intracompany sales                                (48,293)         (35,791)
-----------------------------------------------------------------------------
Net wholesale sales                                91,623           91,220
Retail sales                                       92,516           62,600
-----------------------------------------------------------------------------
Total sales                                     $ 184,139        $ 153,820
=============================================================================


-----------------------------------------------------------------------------
                                                  For the 16-weeks ended
                                              April 20, 2002   April 21, 2001
-----------------------------------------------------------------------------
Earnings Before Income Tax
-----------------------------------------------------------------------------
Wholesale                                       $   3,220        $   2,492
Retail                                                506              452
-----------------------------------------------------------------------------
Total operating income                              3,726            2,944
Interest income                                         3              388
Interest expense                                     (549)            (284)
-----------------------------------------------------------------------------
Earnings before income taxes                    $   3,180            3,048
=============================================================================


(5)  New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with this statement. Other intangible assets will continue to be amortized over their useful lives. Under these statements, business combinations initiated after June 30, 2001 are required to be accounted for under the purchase method of accounting and new criteria has been established for recording intangible assets separate from goodwill.

During the first quarter of fiscal 2002, we implemented SFAS No. 142 and ceased amortization on goodwill and intangible assets deemed to have indefinite lives. The total goodwill amortization for the first quarter of fiscal 2001 was less than $20,000. For fiscal 2002, we anticipate that the application of the nonamortization provisions is expected to have a positive impact on operating income of approximately $1.0 million. Also, during the first quarter of fiscal 2002, we performed the required impairment test of goodwill as of December 29, 2001 and determined that no impairment existed.

In August 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of Vendor's Products" which codified and reconciled the Task Force's consensuses in EITF No. 00-14 "Accounting for Certain Sales Incentives", EITF No. 00-22 "Accounting for Points and Certain Other Time Based Sales Incentives or Volume Based Sales Incentive Offers, and Offers of Free Products or Services to Be Delivered in the Future", and EITF No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller for the Vendor's Products". These EITFs provide guidance regarding the timing of recognition and income statement classification of costs incurred for certain sales incentive programs, including sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer, as a result of a single exchange transaction. The implementation of EITF 01-09 in the first quarter of fiscal 2002 resulted in a reclassification to decrease first quarter net sales and cost of products sold by $1.9 million each to conform with the 2002 presentation. The implementation of EITF 01-09 did not impact operating income or net earnings.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets" effective for years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sales. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The implementation of this pronouncement did not have a material impact on our results of operations or financial position.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

General
As of April 20, 2002, we owned 27 supermarkets and franchised an additional 72 supermarkets. This compares to 19 owned supermarkets and 70 franchised supermarkets as of April 21, 2001. Nineteen of our corporate supermarkets operated under the Piggly Wiggly(R) banner, 8 of them operated under the Dick's(R) Supermarket's banner and all of our franchised supermarkets operated under the Piggly Wiggly banner. We are the primary supplier to all 99 supermarkets and also serve as a wholesaler to a number of smaller, independently operated supermarkets and convenience stores. All of our supermarkets and other wholesale customers are located in Wisconsin and northern Illinois.

Our operations are classified into two segments, wholesale and retail. Our wholesale business derives its revenues primarily from the sale of groceries, produce, dairy, meat and other products to our franchised supermarkets and independent retail customers. We also supply these products to our corporate supermarkets, but those revenues are eliminated for accounting purposes in consolidation. We supply grocery, frozen food, dairy, produce and general merchandise and health and beauty care (HBC) to our supermarkets through two distribution centers in Sheboygan, Wisconsin. We also provide our supermarkets with fresh, frozen and processed meats, eggs and deli items through a third-party distribution facility in Milwaukee, Wisconsin. Additionally, we distribute items made in our Platteville, Wisconsin centralized bakery/deli production facility.

Our retail business consists of the 27 corporate supermarkets which operate under the Piggly Wiggly and Dick's Supermarkets banners. We earn our retail revenue by selling products purchased from our wholesale segment and other merchandise to retail consumers. Compared to our wholesale segment, our retail segment generates higher gross profit margins, but has higher operating and administrative expenses.

Annually, our fiscal year ends on the Saturday closest to December 31. As such, the current fiscal year is a 52-week period. Our first quarter is comprised of 16-weeks and the remaining quarters consisting of 12-weeks each.


Results of Operations
The following table sets forth certain items from our unaudited Consolidated Statements of Earnings as a percent of net sales and the percentage change in the dollar amounts of such line items from the first quarter of 2001 compared to the first quarter of 2002.

-------------------------------------------------------------------------------
                              Percent of net sales           Percentage change
-------------------------------------------------------------------------------
                             For the 16-weeks ended            April 20, 2002
                         April 20, 2002   April 21, 2001     vs. April 21, 2001
-------------------------------------------------------------------------------
Net sales                    100.0%           100.0%               19.7%
Retail sales                  50.2%            40.7%               47.8%
Net wholesale sales           49.8%            59.3%                0.4%
Gross margin                  19.5%            16.9%               38.0%
Operating and
 administrative
 expenses                     17.5%            15.0%               39.4%
Operating income               2.0%             1.9%               26.6%
Earnings before
 income taxes                  1.7%             2.0%                4.3%
Net earnings                   1.1%             1.2%                2.6%
-------------------------------------------------------------------------------

Net Sales
Information regarding our sales for the 16-weeks ended April 20, 2002 and April 21, 2001 is set forth in the following table (in thousands):

-----------------------------------------------------------------------------
                                                  For the 16-weeks ended
                                              April 20, 2002   April 21, 2001
-----------------------------------------------------------------------------
Net wholesales sales                            $  91,623        $  91,220
Retail sales                                       92,516           62,600
-----------------------------------------------------------------------------
Total sales                                     $ 184,139        $ 153,820
-----------------------------------------------------------------------------

Net sales for our first quarter were a record $184.1 million, compared to $153.8 million for the same period in 2001. The increase of $30.3 million, or 19.7%, was due primarily to increases in our retail sales resulting from the acquisition of Dick's in June 2001. Based on our internal wholesale price index, inflation did not have a significant effect on our sales for the first quarter of 2002.

Retail Sales
Total retail sales volume for our first quarter increased 47.8% to $92.5 million compared to $62.6 million for the same period in 2001. Our retail sales improved because of the following:

o The acquisition of the Dick's Supermarket chain added $29.2 million to our first quarter retail sales and was the primary factor contributing to our growth.

o The sales at our new replacement corporate supermarkets in Sheboygan, Wisconsin and Zion, Illinois that opened in August 2001 and January 2002, respectively, were significantly higher than sales at the supermarkets they replaced.

Due in large part to increased intense competitive activity in certain market areas we operate, the overall softness of the economy and rising unemployment rates (which therefore reduces discretionary spending), same store sales for our corporate and franchised supermarkets only increased 1.1% for the first quarter of 2002. Although same store sales were below our expectations, we are encouraged by the fact that our customer counts continue to increase as a result of our successful marketing programs. We are confident in our programs and direction and believe that we will be able to achieve same store sales increases that are closer to our targeted rate of 2.0% as the economy improves and our markets stabilize.

To further enhance our existing supermarkets and supermarket brands, we are currently in the process of building a new market 50,000 square-foot corporate supermarket in Kenosha, Wisconsin. This store, patterned after the flagship supermarket in Sheboygan, Wisconsin, is scheduled to open by January 2003.

Net Wholesale Sales
Net wholesale sales for first quarter increased nominally to $91.6 million compared to $91.2 million for the same period in 2001. Since the first quarter of 2001, net wholesale sales increased from the opening of a replacement franchise supermarket in Campbellsport, Wisconsin in April 2001, the conversion of independent supermarkets in Kohler, Wisconsin in April 2001, in Howard and Nekoosa, Wisconsin in October 2001, and in Oostburg, Wisconsin in March 2002. However, our net wholesale sales were negatively impacted from the closing of two under-performing franchise stores in April 2001 and the closing of one independent wholesale customer in July 2001.

Over the next 12 months, multiple additional store openings are planned which we expect to positively impact net wholesale sales. These facility projects include expanded and renovated franchise stores in Waunakee , Mosinee and Mayville, Wisconsin, and new franchise replacement stores in West Bend, Omro, Oostburg, Union Grove, and Howard, Wisconsin.

Gross Margin
Our gross margin for the first quarter increased to 19.5% from 16.9% for the same period in 2001. This significant improvement was attributable to the increase in our mix of retail sales to total sales resulting from the Dick's acquisition.

Operating and Administrative Expenses
Our operating and administrative expenses, as a percent of net sales, increased to 17.5% for our first quarter compared to 15.0% for the same period in 2001. The increase was attributable to several factors. Principally, the increase in our mix of retail sales to total sales resulting from the Dick's acquisition led to a corresponding and anticipated increase in our operating and administrative expenses. Additionally, in the first quarter, we recorded approximately $250,000 of depreciation related to the write-up of property and equipment resulting from the Dick's acquisition.

Health and accident insurance costs, as a percent of sales, for the first quarter of 2002, were consistent with prior year's. Like many employers, we continue to be faced with the prospect of significant increases in health care costs. For 2002, we anticipate the impact of these increases to be mitigated, in part, by the introduction of employee cost sharing for our health plan effective fall 2001.

We continue to focus on controlling costs throughout our operations. As part of this initiative, we recently announced the establishment of a marketing alliance with Fresh Ideas, a new advertising, printing services, media buying and public relations agency that will provide services exclusively for us. We expect that this new relationship will not only be more efficient, but will also be more cost effective in providing the broad range of marketing services we use to support our brands.

Due to the competitive nature of the supermarket industry, some of our franchised and corporate retail stores continue to experience operational challenges in there respective marketplaces. As a result, some of these supermarkets have experienced financial and operational difficulties. In order to further improve our overall financial results, we continue to actively evaluate various business alternatives to these operations. These alternatives include selling these supermarkets, converting franchised supermarkets into corporate supermarkets (and vice versa), closing supermarkets and implementing other operational changes. It is possible that one or more of these actions may be taken in the next twelve months. While we did not incur any significant retail repositioning expenses during the past few years, implementing any of these alternatives could result in our incurring significant repositioning or restructuring charges in 2002.

Net Earnings
Our operating income for our first quarter increased $800,000, or 26.6%, to $3.7 million, compared to $2.9 million for our 2001 first quarter. The addition of Dick's results in the first quarter of 2002 was the major reason for the operating income increase over the prior year. As a percent of net sales, our operating income in the first quarter of 2002 was 2.0%, compared to 1.9% in the first quarter of 2001. Our earnings before income taxes for the first quarter of 2002 increased $100,000, or 4.3%, to $3.2 million, compared to $3.1 million for the first quarter of 2001. Our interest expense increased nearly $500,000 in the first quarter of 2002 as a result of the acquisitions of Dick's Supermarkets in June, 2001 and borrowing on our revolving credit agreement for additional working capital needs. As a percent of sales, earnings before income taxes for the first quarter decreased to 1.7%, compared to 2.0% in the first quarter of 2001. Net earnings for the first quarter of 2002 increased 2.6% to $1.94 million compared to $1.89 million for the same period in 2001. In large part due to continued stock repurchases, diluted earnings per share for the first quarter of 2002 increased 8.8% to a record $0.37 compared to $0.34 for the same period in 2001. The weighted average common shares and equivalents for the first quarter of 2002 were 5,265,000 compared to 5,518,000 for the same period in 2001. Based on our performance for the first quarter, we expect that our earnings per share for 2002 will be on the lower end of the range of

$1.60 to $1.75 per share, barring any unusual or unforeseen occurrences in the economy, our markets or our businesses.

Many of our peer companies measure the profitability of their sales using the net earnings to sales ratio. This ratio represents the net earnings margin realized from each dollar of sales. Our 2002 first quarter net earnings to sales ratio was 1.05%, compared to 1.23% for the first quarter of 2001. This was primarily due to increased competition in some of our retail markets. We expect that our net earnings to sales ratio will improve throughout the remainder of fiscal 2002.

EBITDA (earnings before interest, taxes, depreciation and amortization) for the first quarter of 2002 was $6.0 million, a 33.3% increase from EBITDA of $4.5 million in the same period of 2001. Dick's Supermarkets contributed approximately $1.0 million to EBITDA in the first quarter of 2002. As a percent of sales, EBITDA for the quarter ended April 20, 2002 was 3.3% compared to 2.9% for the same period in 2001.


Liquidity and Capital Resources
Summary
At April 20, 2002, we had cash and equivalents totaling $11.4 million. At year-end 2001, cash and equivalents aggregated $11.5 million. The net cash outflow of approximately $100,000 was attributable to various operational, investing and financing activities as described below. Our working capital position at April 20, 2002 was $20.1 million, compared to $19.0 million at December 29, 2001. Our current ratio at April 20, 2002 was 1.44 to 1.00, compared to 1.38 to 1.00 at December 29, 2001, with cash and equivalents contributing approximately $11.4 million to working capital. As of April 20, 2002, we had unsecured revolving bank credit facilities aggregating $35.0 million, with $19.0 million remaining available for use. Our current working capital levels provide us with a very favorable and strong liquidity position. Additionally, we continue to remain in compliance with all credit facility debt covenants.

Cash Flows From Operating Activities
During our first quarter of 2002, our net cash generated from operations was $3.0 million, compared to net cash outflows of $4.1 million for the same period in 2001. A primary reason contributing to the increase in net operating cash flows was the reduction in the amount of property held for resale. In the first quarter of 2001, expenditures made for property held for resale of $2.4 million, compared to $1.9 million of cash inflows from property held for resale projects completed during the first quarter of 2002. Additional increases in operating cash inflows in the first quarter of 2002 were due to the combined effect of changes in accounts receivable, inventory and accounts payable. Changes in these accounts resulted in net cash outflows of $1.2 million compared to net cash outflows of $4.3 million during the same time period in the prior year.

Cash Flows From Investing Activities
Net cash outflows from investing activities for our first quarter of 2002 totaled $4.1 million, compared to $200,000 for the same period in 2001. Nearly $4.3 million of capital items were purchased during the first quarter of 2002 compared to $300,000 for the same period in 2001. Expenditures for retail equipment and fixtures, including those associated with Dick's, were nearly $1.6 million, expenditures related to the expansion of the distribution centers were nearly $1.3 million, and corporate office technology expenditures were nearly $400,000 which accounted for approximately $3.3 million of the cash outflow. Additionally, approximately $1.0 million of the investing outflow related to capital expenditures for our on-going systems project.

Cash Flows From Financing Activities
Net cash inflows from financing activities for our first quarter ended April 20, 2002 totaled $900,000 compared to nearly $2.0 million in outflows for the same period in 2001. The change was primarily due to the usage of our revolving line of credit during 2002 of $2.3 million. In the second quarter of 2001, we entered into a new $35.0 million bank revolving credit facility. We borrowed $12.5 million under our new revolving credit facility to fund a portion of the purchase price of Dick's Supermarkets, Inc. in the second quarter of 2001. Subsequently, we borrowed additional amounts to fund our working capital requirements, including our increased working capital requirements due to the Dick's acquisition. We owed approximately $16.0 million under the revolving credit facility at the end of the first quarter of 2002. This increase in our debt is the main reason that our ratio of total liabilities to shareholders' investment increased to 1.67 from 1.03 at the end of the first quarters of 2002 and 2001, respectively. Despite the increase in our debt to equity ratio, our ratio still remains very low relative to our competition. We believe that at this time, based on our strong balance sheet, that we have the capacity to acquire two more acquisitions the size of Dick's.

Additional financing cash outflow was due to the repurchase of nearly 51,000 shares of our own common stock in the first quarter of 2002 for an aggregate price of $924,000, compared to approximately 145,000 shares aggregating $1.6 million for the first quarter of 2001. Approximately $1.0 million of the Board of Director's authorized $25.0 million stock repurchase program remains available for future share repurchases. On March 12, 2002, the Fresh Brands' board of directors declared a second quarter 2002 cash dividend of $0.09 per share of common stock. The dividend is payable on June 7, 2002 to shareholders of record on May 24, 2002 and is expected to approximate $450,000.

Major 2002 Commitments
During the second quarter of 2001, we announced a $15.0 million, three-year capital expenditure project to replace and expand our current business information systems. The new systems are expected to support our growth plans and provide improved operational efficiencies and cost savings. The project, which is expected to be rolled-out over a three-year period, includes four critical phases. The first two phases, the core infrastructure and the systems related to our wholesale business operations, are expected to be completed during the first quarter of 2003. The first phase of the project, which involves our meat and dairy warehouse operation, is expected to go live during the second quarter of 2002. The final two phases, related to our retail pricing and promotional card marketing, and human resources, payroll and financial reporting systems, are projected to be completed between the end of 2003 and the third quarter of 2004. Since the inception of the systems project in 2001, we have expended nearly $4.0 million. This project is expected to be funded fully with cash generated by our operations. As additional funding requirements are identified, other financing sources are available to us, including borrowings under our existing revolving credit agreement. Expenditures and commitments for the systems project during the first quarter of 2002 were approximately $1.0 million.

Our 2002 capital budget is approximately $23.0 million compared to $15.0 million for 2001. At the beginning of the year we had committed $15.0 million of the total capital budget. This commitment included approximately $2.9 million for corporate retail replacement supermarkets, $3.6 million for distribution center additions, $8.0 million for the business systems project and $500,000 for other technology-related projects. At the end of the first quarter of 2002, we have approximately $18.6 million remaining of the $23.0 million capital budget. Our 2002 capital budget does not include any amounts that may be required to acquire any multiple-store supermarket chains or fund any similar opportunities.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in our 10 Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we believe, anticipate, expect or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Specifically, forward-looking statements include our statements about (a) our 2002 earnings expectations; (b) our plans to remodel existing supermarkets, open additional corporate supermarkets and convert existing supermarkets to franchised supermarkets; (c) our expectations regarding our future sames store sales growth; (d) potential increases in our health care costs and our plans to offset the impact of these cost increases; (e) cost savings we expect to realize as a result of our marketing alliance with Fresh Ideas; (f) our expectations regarding our net earnings to sales ratio; (g) our ability to finance future multiple-store supermarket chains; and (h) the cost, timing and results of our new business information technology systems replacement project. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited, to the following: (1) the cost and results of the Company's new business information technology systems replacement project; (2) the presence of intense competitive market activity in the Company's market areas, including competition from warehouse club stores and deep discount supercenters;
(3) the Company's ability to identify and develop new market locations and/or acquisition candidates for expansion purposes; (4) the Company's continuing ability to obtain reasonable vendor marketing funds for promotional purposes;
(5) the Company's ability to continue to recruit, train and retain quality franchise and corporate retail store operators; (6) the potential recognition of repositioning charges resulting from potential closures, conversions and consolidations of retail stores due principally to the competitive nature of the industry and to the quality of the Company's retail store operators; and (7) the Company's ability to integrate and assimilate the acquisition of Dick's Supermarkets, Inc. and to achieve, on a timely basis, the Company's anticipated benefits and synergies thereof. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this release and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our only variable rate financial instrument subject to interest rate risk is a $35 million revolving credit facility which permits borrowings at interest rates based on either the bank's prime rate or adjusted LIBOR. We have borrowed approximately $16.0 million under this facility as of April 20, 2002 and, as a result, increases in market interest rates would cause our interest expense to increase and its earnings before income taxes to decrease. Based on the our outstanding revolving credit facility borrowings as of April 20, 2002, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $160,000. Similarly, a 100 basis point decrease in the market interest rate would reduce our annual interest expense by approximately $160,000.

We believe that our exposure to market risks related to changes in foreign currency exchange rates, interest rate fluctuations and trade accounts receivable is immaterial.

PART II   Other Information

Item 2.   Changes in Securities and Use of Proceeds

As part of our annual compensation to our independent directors, on January 31, 2002, we issued 356 shares of our Common Stock to each of our five non-employee directors that are not otherwise compensated by us for professional services. On March 6, 2002 we issued 208 shares of its Common Stock to one of our non-employee directors as a prior payment of director compensation for 2001. We issued such shares without registration under the Securities Act of 1933 in reliance on Section 4(2) of such Act.

Item 6.   Exhibits and Reports on Form 8-K

          We filed one current report on Form 8-K dated February 22, 2002 with respect to our press release for the fiscal year ended December 29, 2001 and related disclosure requirements of Regulation FD.

          We filed one current report on Form 8-K dated May 13, 2002 with respect to our press release for the first quarter ended April 20, 2002 and related disclosure requirements of Regulation FD.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FRESH BRANDS, INC.


Dated:  June 3, 2002                 By: /s/ Armand C. Go
                                        ----------------------------------------
                                         Armand C. Go
                                         Vice President, Chief Financial Officer
                                         Secretary and Treasurer