Form 10-Q
period 2002-07-13
FRESH BRANDS INC
filed 2002-08-27
CIK 1135431

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 13, 2002
                                                 -------------



                          Commission File Number 0-549

                               FRESH BRANDS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           WISCONSIN                                             39-2019963
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation of organization)                             Identification No.)

       2215 UNION AVENUE                                           53081
     SHEBOYGAN, WISCONSIN                                       ----------
     ---------------------                                      (Zip Code)
     (Address of principal
      executive offices)


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


     As of August 22, 2002, 5,151,553 shares of Common Stock, $0.05 par value, were issued and outstanding.

                               FRESH BRANDS, INC.

                                 FORM 10-Q INDEX


                                                                          PAGE
                                                                         NUMBER
                                                                         ------

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets                                       3

          Consolidated Statements of Earnings                               4

          Consolidated Statements of Cash Flows                             5

          Notes to Consolidated Financial Statements                        6

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                                       10

Item 3.   Quantitative and Qualitative Disclosures
          about Market Risk                                                15

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders                16

Item 6.   Exhibits and Reports on Form 8-K                                 16

SIGNATURES                                                                 18

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                               FRESH BRANDS, INC.

                           CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                                       July 13,    December 29,
Assets                                                  2002           2001
--------------------------------------------------------------------------------
Current assets:
  Cash and equivalents                                $  14,327     $  11,501
  Receivables, net                                       11,868        10,799
  Inventories                                            30,223        34,952
  Land and building for resale                            4,255         4,770
  Other current assets                                    3,338         2,220
  Deferred income taxes                                   4,459         4,459
--------------------------------------------------------------------------------
  Total current assets                                $  68,470     $  68,701
--------------------------------------------------------------------------------
Noncurrent receivable under capital subleases             8,954         9,278
Property and equipment, net                              29,185        26,513
Property under capital leases, net                       10,163        10,604
Goodwill, net                                            20,280        20,280
Other noncurrent assets, net                              4,678         3,273
--------------------------------------------------------------------------------
Total assets                                          $ 141,730     $ 138,649
================================================================================

Liabilities and Shareholders' Investment
--------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                    $  31,255     $  33,981
  Accrued salaries and benefits                           5,949         7,845
  Accrued insurance                                       3,215         3,150
  Other accrued liabilities                               6,979         3,615
  Current obligations under capital leases                1,271         1,192
  Current maturities of long-term debt                      343           323
--------------------------------------------------------------------------------
  Total current liabilities                              49,012        50,106
--------------------------------------------------------------------------------

Long-term obligations under capital leases               20,102        20,808
Long-term debt                                           19,155        16,569
Deferred income taxes                                     1,103         1,103
Shareholders' investment:
  Common stock                                              438           438
  Additional paid-in capital                             15,527        15,371
  Retained earnings                                      78,216        75,323
  Treasury stock                                        (41,823)      (41,069)
--------------------------------------------------------------------------------
  Total shareholders' investment                         52,358        50,063
--------------------------------------------------------------------------------
Total liabilities and shareholders' investment        $ 141,730     $ 138,649
================================================================================

See notes to consolidated financial statements.
Prior year financial statements are subject to restatement audit.

                               FRESH BRANDS, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
--------------------------------------------------------------------------------
                              For the 12-weeks ended    For the 28-weeks ended
--------------------------------------------------------------------------------
                              July 13,     July 14,     July 13,     July 14,
                                2002         2001         2002         2001
--------------------------------------------------------------------------------
Net sales                     $ 146,921    $ 130,682    $ 331,060    $ 284,502
Cost of products sold           117,826      107,618      266,006      235,432
--------------------------------------------------------------------------------
Gross profit                     29,095       23,064       65,054       49,069
Selling and administrative
 expenses                        23,917       18,798       53,854       40,317
Depreciation and amortization     1,760        1,404        4,055        3,003
--------------------------------------------------------------------------------
Operating income                  3,418        2,862        7,145        5,749
Interest income                      34          196           37          584
Interest expense                   (386)        (250)        (936)        (534)
--------------------------------------------------------------------------------
Earnings before income taxes      3,066        2,808        6,246        5,799
Provision for income taxes        1,182        1,067        2,422        2,202
--------------------------------------------------------------------------------
Net earnings                  $   1,884    $   1,741    $   3,824    $   3,597
================================================================================

Earnings per share - basic    $    0.36    $    0.33    $    0.74    $    0.67
Earnings per share - diluted  $    0.36    $    0.33    $    0.73    $    0.67

Weighted average shares and
 equivalents outstanding:
  Basic                           5,174        5,204        5,169        5,375
  Diluted                         5,270        5,251        5,266        5,398

Cash dividends paid per
 share of common stock        $    0.09    $    0.09    $    0.18    $    0.18
================================================================================

See notes to consolidated financial statements.
Prior year financial statements are subject to restatement audit.

                               FRESH BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------
                                                      For the 28-weeks ended
                                                      July 13,      July 14,
                                                       2002           2001
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                        $   3,824     $   3,597
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation and amortization                         4,055         3,003
    Deferred income taxes                                     -          (160)
  Changes in assets and liabilities:
    Receivables                                          (1,069)        2,067
    Inventories                                           4,729        (1,287)
    Other current assets                                   (603)       (3,927)
    Accounts payable                                     (2,726)        2,031
    Accrued liabilities                                   1,688           (76)
--------------------------------------------------------------------------------
Net cash flows from operating activities                  9,898         6,169
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (7,650)         (880)
  Receipt of principal amounts under capital
   subleases                                                283           198
  Acquisition, net of cash acquired                           -       (27,298)
--------------------------------------------------------------------------------
Net cash flows from investing activities                 (7,367)      (27,980)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in revolver activity                         3,100        15,500
  Payment for acquisition of treasury stock              (1,540)       (6,828)
  Payment of cash dividends                                (931)         (961)
  Exercise of stock options                                 772           546
  Principal payments on capital lease obligations          (627)         (422)
  Principal payments on long-term debt                     (494)         (105)
  Other financing activities                                 15            24
  Long term debt borrowing                                    -           378
--------------------------------------------------------------------------------
Net cash flows from financing activities                    295         8,132
--------------------------------------------------------------------------------

CASH AND EQUIVALENTS:
  Net change                                              2,826       (13,679)
  Balance, beginning of period                           11,501        31,309
--------------------------------------------------------------------------------
Balance, end of period                                $  14,327     $  17,630
================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                       $     954     $     494
  Income taxes paid                                         315         1,956


See notes to consolidated financial statements.
Prior year financial statements are subject to restatement audit.

                               FRESH BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

The financial statements included herein have been prepared by us without audit. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the disclosures are adequate to make the information presented not misleading. The interim financial statements furnished with this report reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our 2001 annual report to shareholders, as incorporated by reference in our Form 10-K for the fiscal year ended December 29, 2001. The 2001 financial statements included within this 10-Q reflect restated numbers as described in footnote six.

(2)  Acquisition

On June 16, 2001, we acquired all of the outstanding common stock of Dick's Supermarkets, Inc. for approximately $30.2 million in cash (including assumption of funded debt). This acquisition has been accounted for under the purchase method of accounting. The results of Dick's Supermarkets, Inc. have been included in our results from the date of acquisition. The purchase price was allocated to the fair market value of the assets acquired and the liabilities assumed. The purchase price allocation included the write-up to fair value of inventory and fixed assets of $1.7 million and $4.7 million, respectively, and resulted in goodwill of approximately $20.3 million.

The following pro forma consolidated results of continuing operations present the companies as if they had been combined at the beginning of the periods presented. These pro forma results are based on assumptions considered appropriate by management and have been prepared for limited comparative purposes only. These results do not purport to be indicative of results which would have actually been reported had the acquisition taken place at the being of fiscal 2001, or which may be reported in the future.

(In thousands, except per share data)
-------------------------------------------------------------------- ----------------------
                               For the 12-weeks ended            For the 28-weeks ended
                           July 13, 2002    July 14, 2001    July 13, 2002    July 14, 2001
-------------------------------------------------------------------------------------------
Revenues                     $ 146,921        $ 144,377        $ 331,060        $ 328,891
Net income                       1,884            1,615            3,824            3,046
Net income per share:
  Basic                      $    0.36        $    0.31        $    0.74        $    0.57
  Diluted                    $    0.36        $    0.31        $    0.73        $    0.56
-------------------------------------------------------------------------------------------

(3)  Other Current Assets

(In thousands)
--------------------------------------------------------------------------------
                                             July 13, 2002     December 29, 2001
--------------------------------------------------------------------------------

Prepaid expenses                               $  2,208            $  1,268
Retail systems and supplies for resale              564                 426
Receivable under capital subleases                  566                 526
--------------------------------------------------------------------------------

Other current assets                           $  3,338            $  2,220
================================================================================

(4)  Segment Reporting

Summarized financial information for the second quarter and year-to-date of 2002 and 2001 concerning our reportable segments is shown in the following tables (in thousands):

---------------------------------------------------------------------------------------------
                                    For the 12-weeks ended         For the 28-weeks ended
Sales                           July 13, 2002   July 14, 2001   July 13, 2002   July 14, 2001
---------------------------------------------------------------------------------------------
Wholesale sales                   $ 110,849       $ 103,060      $  250,765       $ 230,071
Intracompany sales                  (36,383)        (30,301)        (84,676)        (66,092)
---------------------------------------------------------------------------------------------
Net wholesale sales                  74,466          72,759         166,089         163,979
Retail sales                         72,455          57,923         164,971         120,523
---------------------------------------------------------------------------------------------
Total sales                       $ 146,921       $ 130,682      $  331,060       $ 284,502
=============================================================================================

---------------------------------------------------------------------------------------------
                                   For the 12-weeks ended           For the 28-weeks ended
Earnings Before Income Tax      July 13, 2002   July 14, 2001    July 13, 2002  July 14, 2001
---------------------------------------------------------------------------------------------
Wholesale                         $   2,267       $   1,914      $    5,491       $   4,349
Retail                                1,151             948           1,654           1,400
---------------------------------------------------------------------------------------------
Total operating income                3,418           2,862           7,145           5,749
Interest income                          34             196              37             584
Interest expense                       (386)           (250)           (936)           (534)
---------------------------------------------------------------------------------------------
Earnings before income taxes      $   3,066       $   2,808      $    6,246       $   5,799
=============================================================================================

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

During the first quarter of fiscal 2002, we implemented SFAS No. 142 and ceased amortization on goodwill and intangible assets deemed to have indefinite lives. The total goodwill amortization for the 12-week and 28-week periods ended July 14, 2001 was $96,000 and $114,000, respectively. For fiscal 2002, we anticipate that the application of the nonamortization provisions is expected to have a positive impact on operating income of approximately $1.0 million. Also, during the first quarter of fiscal 2002, we performed the required impairment test of goodwill as of December 29, 2001 and determined that no impairment existed.

In August 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of Vendor's Products" which codified and reconciled the Task Force's consensuses in EITF No. 00-14 "Accounting for Certain Sales Incentives", EITF No. 00-22 "Accounting for Points and Certain Other Time Based Sales Incentives or Volume Based Sales Incentive Offers, and Offers of Free Products or Services to Be Delivered in the Future", and EITF No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller for the Vendor's Products". These EITFs provide guidance regarding the timing of recognition and income statement classification of costs incurred for certain sales incentive programs, including sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer, as a result of a single exchange transaction. The implementation of EITF 01-09 in the first quarter of fiscal 2002 resulted in a reclassification that decreased 2001 second quarter and year-to-date net sales and cost of products sold each by $1.2 million and $3.1 million, respectively to conform with the 2002 presentation. The implementation of EITF 01-09 did not impact operating income or net earnings.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management is currently evaluating the impact of adoption on the consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective for years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sales. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The implementation of this pronouncement did not have a material impact on our results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Statement replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The Company is required to apply this Statement prospectively to exit or disposal activities initiated after December 31, 2002. Management is currently evaluating the impact of adoption on the consolidated financial statements.


(6)  Financial Statements Restatement

In July 2002, the Company announced that it had identified an error that resulted in the understatement of cost of goods sold. We concluded that we need to restate our earnings for fiscal years ended 2001, 2000, and 1999. The understatement of cost of goods sold, which aggregated $400,000 on an after-tax basis, is related to a unique supply relationship the Company has with one of its direct store delivery meat vendors. Orders from nine supermarkets were delivered by the vendor to the company's meat distribution center and shipped by the Company to the stores. Sales were properly recorded, but the company inadvertently failed to record accurately the corresponding cost of goods sold.

The re-audits of the financial statements for fiscal years ended 2001, 2000, and 1999 are expected to occur during the third and fourth quarters of 2002. The financial statements and corresponding management discussion and analysis included in this report have been restated to reflect the estimated understatement of cost of goods sold. The operating income and earnings before income taxes for the second quarter and year-to-date 2001 have been restated to reflect reduced income of approximately $57,000 and $114,000, respectively. The net after tax earnings for the second quarter and year-to-date 2001 have been restated to reflect reduced net income of approximately $35,000 and $69,000, respectively. The corresponding balance sheet, cash flow and earnings per share line items have also been restated to reflect the estimated misstatement.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

General
As of July 13, 2002, we owned 27 supermarkets and franchised an additional 72 supermarkets. This compares to 27 owned supermarkets and 70 franchised supermarkets as of July 13, 2001. Nineteen of our corporate supermarkets operate under the Piggly Wiggly(R) banner, eight of them operate under the Dick's(R) Supermarket's banner and all of our franchised supermarkets operate under the Piggly Wiggly banner. We are the primary supplier to all 99 supermarkets and also serve as a wholesaler to a number of smaller, independently operated supermarkets and convenience stores. All of our supermarkets and other wholesale customers are located in Wisconsin and northern Illinois.

Our operations are classified into two segments, wholesale and retail. Our wholesale business derives its revenues primarily from the sale of groceries, produce, dairy, meat and other products to our franchised supermarkets and independent retail customers. We also supply these products to our corporate supermarkets, but those revenues are eliminated for consolidated accounting purposes. We supply grocery, frozen food, produce and general merchandise and health and beauty care (HBC) to our supermarkets through two distribution centers in Sheboygan, Wisconsin. We also provide our supermarkets with fresh, frozen and processed meats, eggs, dairy and deli items through a third-party distribution facility in Milwaukee, Wisconsin. Additionally, we distribute bakery and deli items made in our Platteville, Wisconsin centralized production facility.

Our retail business consists of the 27 corporate supermarkets which operate under the Piggly Wiggly and Dick's Supermarkets banners. We earn our retail revenue by selling to retail consumers products purchased from our wholesale segment and other merchandise to retail consumers. Compared to our wholesale segment, our retail segment generates higher gross profit margins, but has higher operating and administrative expenses.

Annually, our fiscal year ends on the Saturday closest to December 31. Our current fiscal year is a 52-week period. Our first quarter is comprised of 16-weeks and the remaining quarters are 12-weeks each.

Results of Operations
The following table sets forth certain items from our Consolidated Statements of Earnings as a percent of net sales and the percentage change in the dollar amounts of such line items from the restated second quarter of 2001 compared to the second quarter of 2002 and restated year-to-date 2001 compared to year-to-date 2002.

-------------------------------------------------------------------------------------------------------------------
                                                       Percentage                                      Percentage
                          Percent of net sales           change          Percent of net sales            change
-------------------------------------------------------------------------------------------------------------------
                                                      July 13, 2002                                   July 13, 2002
                         For the 12-weeks ended            vs.          For the 28-weeks ended             vs.
                      July 13, 2002   July 14, 2001   July 12, 2001   July 13, 2002   July 14, 2001   July 12, 2001
-------------------------------------------------------------------------------------------------------------------
Net sales                 100.0%          100.0%          12.4%           100.0%          100.0%          16.4%
Retail sales               49.3%           44.3%          25.1%            49.8%           42.4%          36.9%
Net wholesale sales        50.7%           55.7%           2.3%            50.2%           57.6%           1.3%
Gross margin               19.8%           17.6%          26.1%            19.7%           17.2%          32.6%
Operating & admin
expenses                   17.5%           15.5%          27.1%            17.5%           15.2%          33.7%
Operating income            2.3%            2.2%          19.4%             2.2%            2.0%          24.3%
Earnings before
 income taxes               2.1%            2.1%           9.2%             1.9%            2.0%           7.7%
Net earnings                1.3%            1.3%           8.2%             1.2%            1.3%           6.3%
-------------------------------------------------------------------------------------------------------------------

Net Sales
Record net sales for our 12- and 28-week periods ended July 13, 2002 were $146.9 million and $331.1 million, respectively, compared to $130.7 million and $284.5 million, respectively for the same periods in 2001. The increases of $16.2 million and $46.6 million, or 12.4% and 16.4%, respectively, were due primarily to increases in our retail sales resulting from the acquisition of Dick's in June 2001. Based on our internal wholesale price index, inflation did not have a significant effect on our sales for the second quarter and first half of 2002.

Retail Sales
Total retail sales volume for our 12- and 28-week periods ended July 13, 2002 increased 25.1% and 36.9%, respectively to $72.5 million and $165.0 million, compared to $57.9 million and $120.5 million, respectively for the same periods in 2001. Our retail sales improved because of the following:

o Our acquisition of the Dick's Supermarket chain added $23.4 million and $52.6 million to our retail sales for the second quarter and the first half of fiscal 2002, respectively compared to $8.5 million for the same periods of 2001, and was the primary factor contributing to our growth.

o The sales at our new replacement corporate supermarkets in Sheboygan, Wisconsin and Zion, Illinois that opened in August 2001 and January 2002, respectively, were higher than sales at the supermarkets they replaced.

Due in large part to increased intense competitive activity in certain market areas where we operate, the overall softness of the economy and rising unemployment rates (which reduces discretionary spending), same store sales for our corporate and franchised supermarkets were flat for the second quarter of 2002, compared to last year's second quarter. Last year, significant sales improvement was attributable, in part, to competitive store closures in several of our markets. In contrast, this year we have experienced an increase in competitive store openings in several markets. In light of the competitive environment and near-term economic outlook, we anticipate continuing flat same-store sales trends for the remainder of the year.

As part of our continuing efforts to increase our retail sales volume, we are currently building a new market 50,000 square-foot corporate supermarket in Kenosha, Wisconsin. We expect this new market store to open in January 2003. In addition, we recently announced a new corporate replacement store and Pig Stop(R) gas station project to be built in the north side of Sheboygan by late summer of next year. Both stores are designed after our flagship supermarket in Sheboygan, Wisconsin.

Net Wholesale Sales
Net wholesale sales for our 12- and 28-week periods ended July 13, 2002 increased to $74.5 million and $166.1 million, respectively, compared to $72.8 million and $164.0 million for the same period in 2001. The net wholesale sales increases of $1.7 million and $2.1 million represented percentage increases of 2.3% and 1.3% for the second quarter and the first half of fiscal 2002, respectively. Net wholesale sales increased as a result of the conversion of independent supermarkets in Howard and Nekoosa, Wisconsin in October 2001 and the addition of a wholesale customer in Oostburg, Wisconsin in March 2002. The independent customer in Oostburg is expected to be converted into a franchise supermarket in November 2002.

Over the next 12 months, multiple additional store openings are planned which we expect will help increase our wholesale volume. These projects include expanded and renovated franchise stores in Waunakee, Mosinee and Mayville, Wisconsin, and new franchise replacement stores in West Bend, Omro, Oostburg, Union Grove and Howard, Wisconsin. Additionally, in August 2002, we reached the

100-store milestone with the opening of a our 73rd franchise Piggly Wiggly supermarket in Cambridge, Wisconsin.

Gross Margin
Our gross margin increased to 19.8% and 19.7% for the 12- and 28-week periods ended July 13, 2002, compared to 17.6% and 17.2%, respectively, for the same periods in 2001. This significant improvement was attributable to the increase in our mix of retail sales to total sales resulting from the Dick's acquisition.

Operating and Administrative Expenses
Our operating and administrative expenses, as a percent of net sales, increased to 17.5% for both the 12- and 28-week periods ended July 13, 2002, compared to 15.5% and 15.2% for the same periods in 2001. These increases were principally attributable to the increase in our mix of retail sales to total sales resulting from the Dick's acquisition, which led to a corresponding and anticipated increase in our operating and administrative expenses. Additionally, during the second quarter, we recognized a loss of approximately $220,000 from the sale of a vacant corporate owned retail property. We also recorded approximately $130,000 of additional depreciation in the second quarter compared to the same period in 2001 as a result of our write-up of property and equipment resulting from the Dick's acquisition, compared to the same period of 2001.

Health and accident insurance costs, as a percent of sales, for the second quarter of 2002, were consistent with the same period during 2001. Like many employers, we continue to be faced with the prospect of significant increases in health care costs. For 2002, we anticipate the impact of these increases to continue to be mitigated, in part, by our fall 2001 introduction of employee health plan cost sharing.

We were notified by the trustees of the Illinois United Food and Commercial Workers Health Benefits Fund that a special assessment will be imposed on plan members, including the Company. Based on our knowledge at this time, we anticipate that this special assessment will be paid over a two-year period beginning this fall. We do not anticipate this charge to have a material impact to this year's financial statements.

Due to the competitive nature of the supermarket industry, some of our franchised and corporate retail stores continue to experience operational challenges in their marketplaces. As a result, some of these supermarkets have experienced financial and operational difficulties. In order to further improve our overall financial results, we continue to actively evaluate various business alternatives to these operations. These alternatives include selling these supermarkets, converting franchised supermarkets into corporate supermarkets (and vice versa), closing supermarkets and implementing other operational changes. It is possible that one or more of these actions may be taken prior to the end of the year. While we did not incur any significant retail repositioning expenses during the past few years, implementing any of these alternatives could result in our incurring significant repositioning or restructuring charges in 2002.

Net Earnings
Operating income for the 12- and 28-week periods ended July 13, 2002 increased 19.4% and 24.3%, respectively to $3.4 million and $7.1 million, compared to $2.9 million and $5.7 million, respectively, for the same periods in 2002. As a percent of net sales, our operating income in the second quarter and first half of 2002 was 2.3% and 2.2%, compared to 2.2% and 2.0% for the same periods in 2001. Our earnings before income taxes for the second quarter and first half of 2002 increased 9.2% and 7.7%, respectively, to $3.1 million and $6.2 million, compared to $2.8 million and $5.8 million for the same periods of 2001. Our interest expense increased $136,000 in the second quarter of 2002 as a result of the acquisition of Dick's in June 2001 and borrowing on our revolving credit agreement for additional working capital needs. As a percent of sales, earnings before income taxes remained constant between quarters at 2.1% for the second quarter of 2002 and 2001. Net earnings for the 12- and 28-week periods ended July 13, 2002 increased 8.2% and 6.3%, respectively, to $1.88 million and $3.82 million compared to $1.74 million and $3.60 million, respectively, for the same periods in 2001. Diluted earnings per share for the second quarter and first half of 2002 increased 9.1% and 7.8%, respectively to a record $0.36 and $0.73 compared to $0.33 and $0.67, respectively for the same periods in 2001. The weighted average common shares and equivalents for the second quarter and first half of 2002 were 5,270,000 and 5,266,000, compared to 5,251,000 and 5,398,000 for the same periods in 2001.

Based on our performance through the second quarter, we currently expect earnings per share for 2002 to be between $1.53 and $1.58, barring any unusual or unforeseen occurrences in the economy, our markets or our business. Our reduced expectations from our previous earnings per share guidance of between $1.60 and $1.75 per share is largely due to the anticipated accounting and legal costs expected to be incurred to restate our earnings for 2001, 2000 and 1999 as previously discussed. We have concluded that we need to restate our earnings for 2001, 2000 and 1999 resulting from an inadvertent accounting mistake. The aggregate after-tax impact to earnings for these three fiscal years is expected to approximate $400,000. Additionally, we expect to incur, during the third and fourth quarters of 2002, additional accounting and legal costs approximating $180,000 on an after-tax basis.

Many of our peer companies measure the profitability of their sales using their net earnings to sales ratio. This ratio represents the net earnings margin realized from each dollar of sales. Our 2002 and 2001 second quarter net earnings to sales were comparable at 1.3%. For the first half of 2002, our net earnings to sales ratio was 1.2%, compared to 1.3% for the same period last year. This nominal reduction was primarily due to increased competition in some of our retail markets. We anticipate that our net earnings to sales ratio will likely remain within this current range for the remainder of fiscal 2002.

EBITDA (earnings before interest, taxes, depreciation and amortization) for the second quarter of 2002 was $5.2 million, a 21.4% increase from EBITDA of $4.3 million in the same period of 2001. Dick's contributed approximately $900,000 to EBITDA in the second quarter of 2002. As a percent of sales, EBITDA for the quarter ended July 13, 2002 was 3.5% compared to 3.3% for the same period in 2001. Although EBITDA is used as a measurement tool used to evaluate company performance, it is not intended to be an alternative to performance measures under generally accepted accounting principles.

Liquidity and Capital Resources
Summary
At July 13, 2002, we had cash and equivalents totaling $14.3 million. At year-end 2001, cash and equivalents aggregated $11.5 million. Our net cash inflow of approximately $2.8 million was attributable to various operational, investing and financing activities as described below. Our working capital position at July 13, 2002 was $19.8 million, compared to $18.6 million at December 29, 2001. Our current ratio at July 13, 2002 was 1.40 to 1.00, compared to 1.37 to 1.00 at December 29, 2001, with cash and equivalents contributing approximately $14.3 million to working capital. As of July 13, 2002, we had unsecured revolving bank credit facilities aggregating $35.0 million, with $18.4 million remaining available for use. Our current working capital levels provide us with a very favorable and strong liquidity position. We have recently amended our revolving credit agreement with our banks. The amendment resulted in certain changes to our negative covenants and we expect our interest expense to increase as a result of the amendments. We continue to remain in compliance with all credit facility debt covenants.

Cash Flows From Operating Activities
For the 28-week period ended July 13, 2002, our net cash generated from operations was $9.9 million, compared to $6.2 million for the same period in 2001. Our net change in cash inflows from operations was attributable to the timing of cash receipts and disbursements.

Cash Flows From Investing Activities
For the 28-week period ended July 13, 2002, our net cash outflows from investing activities totaled $7.4 million, compared to $28.0 million for the same period in 2001. Our acquisition of Dick's Supermarkets accounted for $27.3 million of the 2001 investing cash outflow. For the 2002 28-week period, investing cash outflows for capital items was nearly $7.7 million, compared to $900,000 for the same period in 2001. Approximately $2.3 million of the investing outflow related to capital expenditures for our on-going systems project. Additionally, expenditures for retail equipment and fixtures, including those associated with Dick's, were approximately $2.0 million, expenditures related to the expansion of our distribution centers were nearly $3.0 million, and corporate office technology expenditures were nearly $400,000.

Cash Flows From Financing Activities
For the 28-week period ended July 13, 2002, our net cash inflows from financing activities totaled approximately $300,000 compared to nearly $8.1 million in inflows for the same period in 2001. The change was primarily due to borrowings of $15.5 million against our revolving line of credit in 2001. In the second quarter of 2001, we entered into a new $35.0 million bank revolving credit facility. We borrowed $12.5 million under our new revolving credit facility to fund a portion of the purchase price of Dick's Supermarkets, Inc. in June of 2001. Subsequently, we borrowed additional amounts to fund our working capital requirements, including our increased working capital requirements due to the Dick's acquisition. We owed approximately $16.6 million under the revolving credit facility at the end of the second quarter of 2002. Our ratio of total liabilities to shareholders' investment for the 2002 second quarter was down from the second quarter of 2001 to 1.70 from 1.75. Our ratio remains very low relative to our publicly-held peer group companies.

Additional financing cash outflow was due to the repurchase of nearly 82,000 shares of our own common stock in the first half of 2002 for an aggregate price of $1.5 million, compared to approximately 570,000 shares aggregating $6.8 million for the same period of 2001. Subsequent to the close of the second quarter, on July 26, 2002, our Board of Directors authorized an increase in our stock repurchase program from $25.0 million to $30.0 million. Prior to this increase, only $350,000 remained available for additional stock repurchases. Also, on July 26, 2002, our Board of Directors declared a third quarter 2002 cash dividend of $0.09 per common share. The dividend is payable on September 6, 2002 to shareholders of record on August 23, 2002 and is expected to total approximately $450,000.

Major 2002 Commitments
During the second quarter of 2001, we announced our plans to spend approximately $15.0 million, over a three-year period to replace and expand our current business information systems. The new systems are expected to support our growth plans and provide improved operational efficiencies and cost savings. The project includes four critical phases. The first two phases, the core infrastructure and the systems related to our wholesale business operations, are expected to be completed by the first quarter of 2003. Part of the wholesale phase of the project, which involved our meat and dairy warehouse operations, have been substantially completed. The final two phases, related to our retail pricing and promotional card marketing, and human resources, payroll and financial reporting systems, are projected to be completed between the end of 2003 and the end of 2004. Since the inception of the systems project in 2001, we have expended nearly $5.3 million on this project.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in our Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we believe, anticipate, expect or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Specifically, forward-looking statements include our statements about (a) our 2002 earnings expectations; (b) our plans to remodel existing supermarkets, open additional corporate supermarkets and convert existing supermarkets to franchised supermarkets; (c) our expectations regarding our future same store sales growth; (d) potential increases in our health care costs and our plans to offset the impact of these cost increases; (e) our expectations regarding our net earnings to sales ratio; (f) the cost, timing and results of our new business information technology systems replacement project; and (g) the expected increase in interest expense as a result of interest rate changes associated with our amended debt covenant. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited, to the following: (1) the cost and results of our new business information technology systems replacement project; (2) the presence of intense competitive market activity in our market areas, including competition from warehouse club stores and deep discount supercenters; (3) our ability to identify and develop new market locations and/or acquisition candidates for expansion purposes; (4) our continuing ability to obtain reasonable vendor marketing funds for promotional purposes; (5) our ability to continue to recruit, train and retain quality franchise and corporate retail store operators; (6) the potential recognition of repositioning charges resulting from potential closures, conversions and consolidations of retail stores due principally to the competitive nature of the industry and to the quality of our retail store operators; (7) the final cost and results of, and the diversion of management's time and attention in connection with, its financial statement restatements; and (8) our ability to integrate and assimilate the acquisition of Dick's Supermarkets, Inc. and to achieve, on a timely basis, our anticipated benefits and synergies thereof. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this release and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our only variable rate financial instrument subject to interest rate risk is a $35.0 million revolving credit facility which permits borrowings at interest rates based on either the bank's prime rate or adjusted LIBOR. We have borrowed approximately $16.6 million under this facility as of July 13, 2002 and, as a result, increases in market interest rates would cause our interest expense to increase and our earnings before income taxes to decrease. Based on our outstanding revolving credit facility borrowings as of July 13, 2002, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $166,000. Similarly, a 100 basis point decrease in the market interest rates would reduce our annual interest expense by approximately $166,000.

We believe that our exposure to market risks related to changes in foreign currency exchange rates, interest rate fluctuations and trade accounts receivable is immaterial.

PART II  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

Our 2002 annual meeting of shareholders was held on Wednesday, May 22, 2002. At the meeting, the shareholders re-elected Martin Crneckiy, Jr., R. Bruce Grover and Elwood F. Winn to our Board of Directors for the three-year terms expiring at our 2005 annual meeting of shareholders and until their successors are duly qualified and elected. As of the March 15, 2002 record date for the annual meeting, 5,163,737 shares of Common Stock were outstanding and eligible to vote. Of these, 4,352,492 shares of Common Stock voted at the meeting in person or by proxy. The following votes were recorded for each nominee:

                                      For                       Withheld
                            -----------------------       ---------------------

                              Votes      Percentage        Votes     Percentage

Martin Crneckiy, Jr.        3,762,958       86.5%         589,534       13.5%
R. Bruce Grover             3,756,144       86.3%         596,348       13.7%
Elwood F. Winn              3,563,136       81.9%         789,356       18.1%


The tabulation of votes for the election of directors resulted in no broker non-votes or abstentions.

Our continuing directors are Michael R. Houser, Bruce J. Olson and Walter G. Winding, whose terms expire in 2003, and William K. Jacobson, Steven R. Barth and G. William Dietrich, whose terms expire in 2004.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          4.5 Agreement of Substitution and Amendment of Rights Agreement, dated as of August 19, 2002, among Fresh Brands, Inc. and American Stock Transfer.

          4.6 Second Amendment to Loan Agreement, dated as of August 23, 2002, among Fresh Brands, Inc., certain subsidiaries of Fresh Brands, Inc., M&I Marshall & Ilsley Bank and U.S. Bank National Association.

          99.1 Written Statements Pursuant to 189 U.S.C.ss.1350.


     (b)  Reports on Form 8-K

          We filed one current report on Form 8-K, dated June 28, 2002, pursuant to Item 4 thereof with respect to the dismissal of Arthur Andersen LLP as our independent auditors and the engagement of KPMG LLP as our independent auditors for the fiscal year ending December 28, 2002.

          We filed one current report on Form 8-K dated July 24, 2002, pursuant to Item 4 thereof with respect to the acceptance by KPMG LLP to be the independent auditors for our fiscal year ending December 28, 2002.

          We filed one current report on Form 8-K dated July 25, 2002, pursuant to Item 9 thereof with respect to our press release regarding an accounting error and that we will restate of our financial statements for the 2001, 2000, and 1999 fiscal years.

          We filed one current report on Form 8-K dated August 2, 2002, pursuant to Item 9 thereof with respect to our press release for the second quarter ended July 13, 2002 and related disclosure requirements of Regulation FD.

          We filed one current report on Form 8-K dated August 15, 2002, pursuant to Item 9 thereof with respect to our press release announcing the resignation of our chief financial officer, Mr. Armand
          C. Go, effective after August 23, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FRESH BRANDS, INC.




Dated:  August 23, 2002              By: /s/ Armand C. Go
                                         --------------------------------------
                                         Armand C. Go
                                         Vice President, Chief Financial Officer
                                         Secretary and Treasurer