Form 10-Q
period 2002-10-05
FRESH BRANDS INC
filed 2002-11-19
CIK 1135431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 5, 2002

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File Number 0-549

                               FRESH BRANDS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                WISCONSIN                                  39-2019963
--------------------------------------------        ---------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.
            2215 Union Avenue
           Sheboygan, Wisconsin                               53081
--------------------------------------------        ---------------------------
 (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (920) 457-4433

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                    Yes   X                      No _____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                    Yes ______                   No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 15, 2002, 5,101,598 shares of Common Stock, $0.05 par value, were issued and outstanding.

                               FRESH BRANDS, INC.

                                 FORM 10-Q INDEX



PART I - FINANCIAL INFORMATION                                              Page

Item 1.   Financial Statements:

          Consolidated Balance Sheets.....................................   3

          Consolidated Statements of Earnings.............................   4

          Consolidated Statements of Cash Flows...........................   5

          Notes to Consolidated Financial Statements......................   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................  10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......  18

Item 4.   Procedures and Controls.........................................  18

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................................  19


Signature................................................................. S-1


Certification............................................................. S-2

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                                        FRESH BRANDS, INC.

                                    CONSOLIDATED BALANCE SHEETS
(in thousands)
-------------------------------------------------------------------------------------------------------------
                                                                       October 5,             December 29,
                                                                          2002                    2001
-------------------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                  $          12,925        $          11,501
     Receivables                                                           13,536                   10,799
     Inventories                                                           33,825                   34,952
     Land and building held for resale                                      7,780                    4,770
     Other current assets                                                   3,164                    2,220
     Deferred income taxes                                                  4,459                    4,459
-------------------------------------------------------------------------------------------------------------
         Total current assets                                              75,689                   68,701
-------------------------------------------------------------------------------------------------------------

Noncurrent receivables under capital subleases                              8,815                    9,278
Property under capital leases, net                                          9,974                   10,604
Property and equipment, net                                                29,051                   26,513
Goodwill                                                                   20,280                   20,280
Other noncurrent assets                                                     5,523                    3,273
-------------------------------------------------------------------------------------------------------------
         Total assets                                           $         149,332        $         138,649
=============================================================================================================

Liabilities and Shareholders' Investment
-------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                           $          30,434        $          33,981
     Accrued salaries and benefits                                          7,317                    7,845
     Accrued insurance                                                      3,327                    3,150
     Other accrued liabilities                                              7,261                    3,615
     Current obligations under capital leases                               1,304                    1,192
     Current maturities of long-term debt                                     306                      323
-------------------------------------------------------------------------------------------------------------
         Total current liabilities                                         49,949                   50,106
-------------------------------------------------------------------------------------------------------------

Long-term obligations under capital leases                                 19,799                   20,808
Long-term debt                                                             25,373                   16,569
Deferred income taxes                                                       1,103                    1,103
Shareholders' investment:
     Common stock                                                             438                      438
     Additional paid-in capital                                            15,527                   15,371
     Retained earnings                                                     79,195                   75,323
     Treasury stock                                                       (42,052)                 (41,069)
-------------------------------------------------------------------------------------------------------------
     Total shareholders' investment                                        53,108                   50,063
-------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' investment         $         149,332        $         138,649
=============================================================================================================

See notes to consolidated financial statements.
Prior year financial statements have been restated.

                               FRESH BRANDS, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)
---------------------------------------- ------------------------------------------- ---------------------------------------------
                                                    For the 12-weeks ended                       For the 40-weeks ended
                                             October 5, 2002       October 6, 2001        October 5, 2002        October 6, 2001
---------------------------------------- --------------------- --------------------- ---------------------- ----------------------

Net sales                                   $       141,860           $    144,042      $        472,920       $         428,543

Cost of products sold                               113,688                115,721               379,694                 351,153
---------------------------------------- --------------------- --------------------- ---------------------- ----------------------

Gross profit                                         28,172                 28,321                93,226                  77,390

Selling and administrative expenses                  23,574                 23,612                77,429                  63,929

Depreciation and amortization                         1,829                  1,976                 5,885                   4,979
---------------------------------------- --------------------- --------------------- ---------------------- ----------------------

Operating income                                      2,769                  2,733                 9,912                   8,482

Interest income                                           2                     16                    39                     600

Interest expense                                       (427)                  (341)               (1,362)                   (876)
---------------------------------------- --------------------- --------------------- ---------------------- ----------------------

Earnings before income taxes                          2,344                  2,408                 8,589                   8,206

Provision for income taxes                              901                    918                 3,323                   3,120
---------------------------------------- --------------------- --------------------- ---------------------- ----------------------

Net earnings                                $         1,443       $          1,490      $          5,266       $           5,086
======================================== ===================== ===================== ====================== ======================

Earnings per share - basic                  $          0.28       $           0.30      $           1.02       $            0.96

Earnings per share - diluted                $          0.28       $           0.29      $           1.00       $            0.96

Weighted average shares and
 equivalents outstanding:
      Basic                                           5,143                  5,033                 5,161                   5,274
      Diluted                                         5,207                  5,097                 5,249                   5,304

Cash dividends paid per share of
  common stock                              $          0.09       $           0.09      $           0.27       $            0.27
======================================== ===================== ===================== ====================== ======================

See notes to consolidated financial statements.
Prior year financial statements have been restated.

                               FRESH BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                               For the 40-Weeks Ended
                                                                                          Oct. 5, 2002        Oct. 6, 2001
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net earnings                                                                        $         5,266      $         5,086
     Adjustments to reconcile net earnings to net cash provided by operating activities
         Depreciation and amortization                                                             5,885                4,943
         Deferred income taxes                                                                         -                 (160)
     Changes in assets and liabilities
         Receivables                                                                              (2,737)               1,219
         Inventories                                                                               1,128               (3,319)
         Other current assets                                                                     (3,964)              (1,196)
         Accounts payable                                                                         (3,547)                (494)
         Accrued liabilities                                                                       3,452                  (56)
-------------------------------------------------------------------------------------------------------------------------------
Net cash flows provided by operating activities                                                    5,483                6,023
-------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
     Capital expenditures                                                                        (10,002)              (4,233)
     Proceeds from sale of assets                                                                     23                2,184
     Receipt of principal amounts under capital sublease agreements                                  405                  283
     Acquisition, net of cash acquired                                                                 -              (27,260)
-------------------------------------------------------------------------------------------------------------------------------
Net cash flows used in investing activities                                                       (9,573)             (29,026)
-------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
     Net change in revolver activity                                                               9,050               12,900
     Payment for acquisition of treasury stock                                                    (1,843)              (8,258)
     Payment of cash dividends                                                                    (1,394)              (1,414)
     Exercise of stock options                                                                       772                1,078
     Principal payments on capital lease obligations                                                (895)                (604)
     Long term debt borrowing                                                                          -                  335
     Principal payments on long-term debt                                                           (265)                (196)
     Receipt for sale of treasury stock                                                               65                    -
     Other financing activities                                                                       24                   24
-------------------------------------------------------------------------------------------------------------------------------
Net cash flows provided by financing activities                                                    5,514                3,865
-------------------------------------------------------------------------------------------------------------------------------

Cash and Equivalents:
     Net change                                                                                    1,424              (19,138)
     Balance, beginning of period                                                                 11,501               31,309
-------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                                   $        12,925      $        12,171
===============================================================================================================================

Supplemental Cash Flow Disclosures:
     Interest paid                                                                       $         2,071      $           858
     Income taxes paid                                                                             2,447                4,012

See notes to consolidated financial statements.
Prior year financial statements have been restated.

                               FRESH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The financial statements included herein have been prepared by us without audit. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, we believe that the disclosures are adequate to make the information presented not misleading. The interim financial statements furnished with this report reflect all adjustments (consisting of a normal recurring nature), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our 2001 annual report to shareholders, as incorporated by reference in our Form 10-K for the fiscal year ended December 29, 2001. The 2001 financial statements included within this Form 10-Q reflect restated numbers as described in footnote 5.

2.       Other Current Assets

(in thousands)
-------------------------------------------- ------------------------ -------------------
                                                 October 5, 2002        December 29, 2001
-------------------------------------------- ------------------------ -------------------
Prepaid expenses                                  $       1,937            $       1,268
Retail systems and supplies for resale                      643                      426
Receivables under capital subleases                         584                      526
-------------------------------------------- ------------------------ -------------------

Other current assets                              $       3,164            $       2,220
============================================ ======================== ===================

3.       Segment Reporting

         Our operations are classified into two segments, wholesale and retail. Our wholesale business derives its revenues primarily from the sale of groceries, produce, dairy, meat and other products to our franchised supermarkets and independent supermarket customers. We also supply these products to our corporate supermarkets, but those revenues are eliminated for consolidated accounting purposes. We supply grocery, frozen food, produce and general merchandise and health and beauty care to our supermarkets through two distribution centers in Sheboygan, Wisconsin. We also provide our supermarkets with fresh, frozen and processed meats, eggs, dairy and deli items through a third-party distribution facility in Milwaukee, Wisconsin. Additionally, we distribute bakery and deli items made in our Platteville, Wisconsin centralized production facility. Our retail business consists of our 27 owned supermarkets. Our retail revenue is generated by our corporate supermarkets selling products, including products purchased from our wholesale segment, to retail consumers.

         Summarized financial information for the third quarter and year-to-date of 2002 and 2001 concerning our reportable segments is shown in the following tables (in thousands):

------------------------------------ ------------------------------------------ -------------------------------------
                                              For the 12-weeks ended                   For the 40-weeks ended
Sales                                  October 5, 2002     October 6, 2001     October 5, 2002      October 6, 2001
------------------------------------ ------------------- ------------------- ------------------- --------------------
Wholesale sales                           $   107,516         $   109,280         $   358,281         $   339,351
Intracompany sales                            (35,387)            (38,079)           (120,063)           (104,171)
Net wholesale sales                            72,129              71,201             238,218             235,180
Retail sales                                   69,731              72,841             234,702             193,363
------------------------------------ ------------------- ------------------- ------------------- --------------------
Total sales                               $   141,860         $   144,042         $   472,920         $   428,543
==================================== ==================== ===================== ===================== ===============

------------------------------------ ------------------------------------------ -------------------------------------
                                              For the 12-weeks ended                   For the 40-weeks ended
Earnings Before Income Tax            October 5, 2002     October 6, 2001     October 5, 2002     October 6, 2001
------------------------------------ ------------------- ------------------- ------------------- --------------------
Wholesale                                 $     2,308         $     2,076         $     7,792         $     6,492
Retail                                            461                 657               2,120               1,989
Total operating income                          2,769               2,733               9,912               8,482
Interest income                                     2                  16                  39                 600
Interest expense                                 (427)               (341)             (1,362)               (876)
------------------------------------ ------------------- ------------------- ------------------- --------------------
Earnings before income taxes              $     2,344         $     2,408         $     8,589         $     8,206
==================================== ==================== ===================== ===================== ===============

4.       New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with this statement. Other intangible assets will continue to be amortized over their useful lives. Under these statements, business combinations initiated after June 30, 2001 are required to be accounted for under the purchase method of accounting and new criteria has been established for recording intangible assets separate from goodwill.

         During the first quarter of fiscal 2002, we implemented SFAS No. 142 and ceased amortization on goodwill and intangible assets deemed to have indefinite lives. The total goodwill amortization for the 12-week and 40-week periods ended October 6, 2001 was $266,000 and $375,000, respectively. For fiscal 2002, we anticipate that the application of the nonamortization provisions is expected to have a positive impact on operating income of approximately $1.0 million. Also, during the first quarter of fiscal 2002, we performed the required impairment test of goodwill as of December 29, 2001 and determined that no impairment existed. The impacts to date of adopting Statement 142 for the 12- and 40-weeks ended October 5, 2002 and October 6, 2001 are as follows:

---------------------------------------------------- ------------------------------- --------------------------------
                                                         For the 12-weeks ended          For the 40-weeks ended
                                                       October 5,      October 6,      October 5,       October 6,
                                                          2002            2001            2002             2001
---------------------------------------------------- --------------- --------------- ---------------- ---------------
Reported net income                                    $    1,443      $    1,490      $    5,266       $    5,086
Add back: Goodwill amortization, net of tax of
  $99 and $142                                                 -              162              -               233
---------------------------------------------------- --------------- --------------- ---------------- ---------------
Adjusted net income                                    $    1,443      $    1,652      $    5,266       $    5,319
==================================================== =============== =============== ================ ===============

BASIC EARNINGS PER SHARE:
Reported net income                                           .28             .30            1.02              .96
Goodwill amortization                                          -              .03              -               .04
---------------------------------------------------- --------------- --------------- ---------------- ---------------
Adjusted net income                                           .28             .33            1.02             1.00
==================================================== =============== =============== ================ ===============

DILUTED EARNINGS PER SHARE:
Reported net income                                           .28             .29            1.00              .96
Goodwill amortization                                          -              .03              -               .04
---------------------------------------------------- --------------- --------------- ---------------- ---------------
Adjusted net income                                           .28             .32            1.00             1.00
==================================================== =============== =============== ================ ===============

         In August 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of Vendor's Products," which codified and reconciled the Task Force's consensus's in EITF No. 00-14 "Accounting for Certain Sales Incentives", EITF No. 00-22 "Accounting for Points and Certain Other Time Based Sales Incentives or Volume Based Sales Incentive Offers, and Offers of Free Products or Services to Be Delivered in the Future", and EITF No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller for the Vendor's Products". These EITFs provide guidance regarding the timing of recognition and income statement classification of costs incurred for certain sales incentive programs, including sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer, as a result of a single exchange transaction. The implementation of EITF 01-09 in the first quarter of fiscal 2002 resulted in a reclassification that decreased 2001 third quarter and year-to-date net sales and cost of products sold each by $1.4 million and $4.6 million, respectively, to conform with the 2002 presentation. The implementation of EITF 01-09 did not impact operating income or net earnings.

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management is currently evaluating the impact of adoption on the consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective for years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The implementation of this pronouncement did not have a material impact on our results of operations or financial position.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Statement replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." We are required to apply this Statement prospectively to exit or disposal activities initiated after December 31, 2002.

5.       Financial Statement Restatement

         In July 2002, we announced that we had identified an error that resulted in the understatement of cost of goods sold. As a result, we concluded that we need to restate our earnings for 2001, 2000, and 1999. The understatement of cost of goods sold, which aggregated $400,000 on an after-tax basis for all years involved, was related to a unique supply relationship we have with one of our direct store delivery meat vendors. Orders from nine supermarkets were delivered by the vendor to our meat distribution center and shipped by us to these stores. Sales were properly recorded, but we inadvertently failed to record accurately the corresponding cost of goods sold.

         The re-audits of our financial statements for 2001, 2000, and 1999 are expected to be completed during the fourth quarter of 2002 or during the first quarter of 2003. The financial statements and corresponding management discussion and analysis included in this report have already been preliminarily restated to reflect the estimated understatement of cost of goods sold for the affected periods. Our operating income and earnings before income taxes for the third quarter and year-to-date 2001 have been restated to reflect reduced net earnings of approximately $75,000 and $188,000, respectively. Our net earnings for the third quarter and year-to-date 2001 have been restated to reflect reduced net earnings of approximately $45,000 and $115,000, respectively. The corresponding balance sheet, cash flow and earnings per share line items have also been restated to reflect the estimated misstatement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         As of October 5, 2002, we owned and operated 27 supermarkets and franchised an additional 73 supermarkets, an increase of two franchised supermarkets since October 6, 2001. Nineteen of our corporate supermarkets operate under the Piggly Wiggly(R) banner and eight of them operate under the Dick's(R) Supermarkets banner. All of our franchised supermarkets operate under the Piggly Wiggly banner. We are the primary supplier to all 100 supermarkets and also serve as a wholesaler to a number of smaller, independently operated supermarkets and convenience stores. All of our supermarkets and other wholesale customers are located in Wisconsin and northern Illinois.

         Our operations are classified into two segments, wholesale and retail. Compared to our wholesale segment, our retail segment is more capital- and labor-intensive, generally has higher operating and administrative expenses and generates higher gross profit margins. In June 2001, we acquired Dick's Supermarkets, Inc., which owns and operates eight retail supermarkets. In each of the three years prior to the Dick's acquisition, our retail segment generated between 40% and 43% of our annual sales. As a result of the Dick's acquisition, the percentage of our net sales generated by our retail segment has increased to approximately 50% of our net sales. We believe that, absent any future acquisitions of any additional retail supermarket chains, our two segments will each continue to generate approximately 50% of our net sales.

         As expected, the change in the relative contributions of our segments caused our gross margin and operating and administrative expenses, as a percentage of sales, to increase significantly during the second half of 2001 and the first half of 2002 compared to the same periods during previous years. We believe that, absent any future acquisitions of any additional retail supermarket chains, our gross margin and operating and administrative expenses, as a percentage of sales, will, in the fourth quarter, be similar to the levels realized during the third quarter of 2002.

         During the past year, the competition in many of our market areas increased significantly. Competitive store openings have affected about one-third of our corporate stores and several of our franchised stores this year. This increased competition, along with the continuing softness of the economy, has contributed to decreases in our same store sales, retail sales and the percent of our net sales generated by our retail segment. We believe that, absent an improvement in the economy or increases in our revenue due to any future acquisitions, our same store sales and retail sales will, during the fourth quarter of 2002, be flat or decrease nominally compared to the fourth quarter of 2001.

         As previously disclosed, we are reauditing our earnings for 2001, 2000 and 1999 as a result of an inadvertent accounting mistake. We initially anticipated that the reaudit would be completed by the end of this year. However, we have experienced greater than anticipated difficulties obtaining our historical audit work papers and related documents from Arthur Andersen, our former independent auditor. As a result, we currently anticipate that our reaudit will be completed either late during our fourth quarter of 2002 or early in the first quarter of

2003. The aggregate after-tax impact to earnings for these three years, taken together, is expected to approximate $357,000, or $145,000 in 2001 ($.03 per share), $90,000 in 2000 ($.02 per share) and $122,000 in 1999 ($.02 per share).
(For more information regarding the status of the reaudit of our past earnings, see note 5 to our financial statements above.) We have restated our results of operations for 2001 included in this Form 10-Q for comparison purposes.

         Based on our performance through the third quarter and a special assessment imposed by a health and accident insurance plan that covers some of our union employees (see "Operating and Administrative Expenses" below), we have lowered our earnings per share estimates for 2002. Barring further increasing difficulties in our markets or our business, we currently expect our 2002 earnings per share to be between $1.50 and $1.56, a decrease of $.02 to $.03 per share from our previously announced range of $1.53 to $1.58.

RESULTS OF OPERATIONS

         The following table sets forth certain information regarding our results from the 12-weeks ended October 5, 2002 compared to the restated results from the 12-weeks ended October 6, 2001 and the results from 40-weeks ended October 5, 2002 compared to the restated results from the 40-weeks ended October 6, 2001 (in thousands, except per share data):

                      For the 12-weeks ended                        For the 40-weeks ended
                      October 5,  October 6,       Variance         October 5,    October 6,        Variance
                         2002        2001     Amount   Percentage     2002         2001       Amount   Percentage
-------------------- ----------  ---------- ---------- ----------- ----------- ------------ --------- -------------
Net sales              $141,860   $144,042   $ (2,182)    (1.5%)    $472,920     $428,543   $ 44,377     10.4%
Retail sales             69,731     72,841     (3,110)    (4.3%)     234,702      193,363     41,339     21.4%
Wholesale sales          72,129     71,201        928      1.3%      238,218      235,180      3,038      1.3%
Gross profit             28,172     28,321       (149)    (0.5%)      93,226       77,390     15,836     20.5%
Operating and
  administrative
  expenses               25,403     25,588       (185)    (0.7%)      83,314       68,908     14,406     20.9%
Operating income          2,769      2,733         36      1.3%        9,912        8,482      1,430     16.9%
Earnings before
  income taxes            2,344      2,408        (64)    (2.7%)       8,589        8,206        383      4.7%
Net earnings              1,443      1,490        (47)    (3.2%)       5,266        5,086        180      3.5%
Diluted earnings
  per share            $   0.28   $   0.29   $  (0.01)    (3.4%)    $   1.00     $   0.96   $   0.04      4.2%
-------------------------------------------------------------------------------------------------------------------

         The following table sets forth certain information regarding our results from the 12-weeks ended October 5, 2002, the restated results from the 12-weeks ended October 6, 2001, the results from 40-weeks ended October 5, 2002 and the restated results from the 40-weeks ended October 6, 2001 (in thousands):

------------------------------------------ -------------------------------------------------------------------------
                                                                     Percent of Net Sales
------------------------------------------ -------------------------------------------------------------------------
                                                 For the 12-weeks ended              For the 40-weeks ended
                                           October 5, 2002     October 6, 2001   October 5, 2002   October 6, 2001
------------------------------------------ ----------------- ------------------ ----------------- ------------------
Net sales                                       100.0%             100.0%            100.0%            100.0%
Retail sales                                     49.2%              50.6%             49.6%             45.1%
Wholesale sales                                  50.8%              49.4%             50.4%             54.9%
Gross margin                                     19.9%              19.7%             19.7%             18.1%
Operating and administrative expenses            17.9%              17.8%             17.6%             16.1%
Operating income                                  2.0%               1.9%              2.1%              2.0%
Earnings before income taxes                      1.7%               1.7%              1.8%              1.9%
Net earnings                                      1.0%               1.0%              1.1%              1.2%
------------------------------------------ ----------------- ------------------ ----------------- ------------------

Net Sales

Retail Sales

         The decrease in our retail sales for the third quarter of 2002 compared to our third quarter of 2001 was primarily due to:

     o Increased intense competitive activity in certain of our market areas, including competitive store openings affecting about one-third of our corporate stores and several of our franchised stores.

     o A return to more sustainable levels of sales at our Sheboygan flagship corporate store compared to its opening period sales in last year's third quarter.

     o Overall softness of the economy and rising unemployment rates, which reduce discretionary spending and tend to cause retail shoppers to reduce their spending by purchasing less expensive products from our supermarkets.

         Despite these difficult factors, our retail sales during the first three quarters of 2002 improved primarily because:

     o Our acquisition of the Dick's Supermarket chain added $75.0 million to our retail sales for the first three quarters of 2002, compared to $31.7 million for the same period of 2001 (when we only realized about four months of retail sales from Dick's).

     o Sales at our new replacement corporate supermarkets in Sheboygan, Wisconsin and Zion, Illinois that opened in August 2001 and January 2002, respectively, were higher than sales at the supermarkets they replaced.

         Due primarily to the above factors, same store sales for our corporate and franchised supermarkets decreased 1.1% for the third quarter of 2002 and were flat for the first three quarters of 2002 compared to the same periods in 2001. Because the Dick's acquisition occurred in the second quarter of 2001, the third quarter of 2002 was the first quarter that the Dick's stores were included in our same store sales figures. The inclusion of our Dick's stores, which have faced especially intense competition from several competitive store openings, in our same store sales comparisons for our third quarter was one of the factors that contributed to our third quarter decline in our same store sales. In contrast, last year, we achieved significant same store sales in part because of competitive store closures in several of our markets. In light of the competitive environment and near-term economic outlook, we anticipate same store sales to be lower during the fourth quarter of 2002 compared to the fourth quarter of 2001. Based on our internal wholesale price index, inflation has not had any significant effect on our retail sales this year.

         As part of our continuing efforts to increase our retail sales volume, we are currently building a new market 50,000 square-foot corporate supermarket in Kenosha, Wisconsin. We expect this new market store to open in January 2003. In addition, we recently announced a new corporate replacement store and Pig Stop(R) gas station project to be built on the north side of Sheboygan by late summer of next year. Both stores are designed after our flagship supermarket in Sheboygan, Wisconsin and will be called "Piggly Wiggly Fresh Market Circle" stores, which is the new name for our circular prototype store design. Based on the sales and profitability of our flagship supermarket and our first Pig Stop gas station, we hope that these stores will help increase our sales and earnings shortly after their openings.

Net Wholesale Sales

         Our net wholesale sales for the third quarter and first three quarters of 2002 increased nominally compared to the same periods in 2001. These increases were largely due to our conversion of independent supermarkets to Piggly Wiggly supermarkets in Howard and Nekoosa, Wisconsin in October 2001 and in Cambridge, Wisconsin in August 2002. Additionally, our wholesale sales increased due to our March 2002 addition of a wholesale customer in Oostburg, Wisconsin that will become a franchised supermarket in the fourth quarter. These increases were offset by wholesale sales decreases due to competitive store openings in several of our markets, which decreased customer count at several of our franchised supermarkets and the amount that customers, on average, spent at these supermarkets. Based on our internal wholesale price index, inflation has not had any significant effect on our wholesale sales this year.

         Since the end of the third quarter, we have opened new franchised replacement stores in West Bend and Howard, Wisconsin. Over the next 12 months, multiple additional franchise store openings are planned which we expect will help increase our wholesale volume. These projects include expanded and renovated franchised stores in Mosinee, Cross Plains and Mayville, Wisconsin, and new franchised replacement stores in Omro, Union Grove and Juneau, Wisconsin. Based on our performance through the third quarter, we expect the increased sales from these projects will help offset the expected continued decreased sales to our wholesale customers who face heightened competition. As a result, we expect that our fourth quarter net wholesale sales will be flat compared to the fourth quarter of 2001.

Gross Margin

         The significant improvement in our gross margin during the first three quarters of 2002 was attributable primarily to the increase in our mix of retail sales to total sales resulting from the Dick's acquisition.

         Our gross margin increased in the third quarter of 2002, compared to the third quarter of 2001, the first full quarter after the Dick's acquisition, primarily due to a change in the mix of items sold and reduced sale markdowns in our supermarkets. We anticipate that these same factors will result in our gross margin in the fourth quarter being flat compared to the third quarter of 2002, but higher than in the fourth quarter of 2001.

Operating and Administrative Expenses

         Our operating and administrative expenses increased nominally, as a percent of sales, during the third quarter of 2002 compared to the third quarter of 2001. This increase was due, in part, to a one-time $166,000 special assessment imposed by the Illinois United Food and Commercial Workers Health Benefits Fund to eliminate the amount by which the plan's liabilities exceed the value of its assets. We will pay this special assessment over the next two years, but we recognized the entire charge in the third quarter. Like many employers, we continue to be faced with the prospect of significant increases in our health care costs. The impact of these increases during 2002 has been mitigated, in part, by our fall 2001 introduction of employee health plan cost sharing. Additionally, during the third quarter, we recognized $200,000 of pre-tax costs associated with our previously announced reaudit of our earnings (see note 5 to our financial statements above).

         Our operating and administrative expenses, as a percent of net sales, increased significantly during the first three quarters of 2002, compared to the same period of 2001. This increase was principally attributable to the factors noted above and an increase in our percentage of retail sales to total sales resulting from the Dick's acquisition.

         Due to the competitive nature of the supermarket industry, some of our franchised and corporate retail stores continue to experience operational challenges in their marketplaces. As a result, some of these supermarkets have experienced financial and operational difficulties. In order to further improve our overall financial results, we actively evaluate various business alternatives to these operations. These alternatives include selling these supermarkets, converting franchised supermarkets into corporate supermarkets (and vice versa), closing supermarkets and implementing other operational changes. While we did not incur any significant retail repositioning expenses during the past few years and do not anticipate incurring any such expenses in the fourth quarter, implementing any of these alternatives could result in our incurring significant repositioning or restructuring charges in 2003.

Earnings

         Our increase in operating income in the third quarter of 2002, compared to the third quarter of 2001, was due to decreased amortization costs as a result of the discontinuance of goodwill amortization as required by SFAS No. 142 (see note 4 to our financial statements above). The decreases in our earnings before income taxes and net earnings in the third quarter of 2002, compared to the third quarter of 2001, were due primarily to the increase in our depreciation and interest expenses in the third quarter. Our interest expenses increased due to our increased borrowings under our revolving line of credit to fund our on-going business information systems project and working capital requirements.

         The increases in our operating income, earnings before income taxes and net earnings in the first three quarters of 2002 compared to the same period of 2001 were due largely to increased sales resulting from our Dick's acquisition and the decrease in amortization costs referred to above.

         Our earnings per share decreased for the third quarter of 2002, compared to the same period in 2001, due to a decrease in our earnings and an increase in our diluted weighted average common shares and equivalents. The increase in our weighted average common shares and equivalents to 5,207,000 for the third quarter of 2002 from 5,097,000 for same the period in 2001 was due to the sale of shares to two local investors in the fourth quarter of 2001.

         Our earnings per share increased for the first three quarters of 2002, compared to the same period in 2001, due to an increase in our earnings and a nominal decrease in our weighted average common shares and equivalents. The decrease in our weighted average common shares and equivalents to 5,249,000 for the first three quarters of 2002 from 5,304,000 for the same period in 2001 was due to repurchases of our shares, which was partially offset by the sale of shares to two local investors during the fourth quarter of 2001.

         Many of our peer companies measure the profitability of their sales using their net earnings to sales ratio. This ratio represents the net earnings margin realized from each dollar of sales. Our net earnings to sales was 1.0% during the third quarters of both 2002 and 2001. For the first three quarters of 2002, our net earnings to sales ratio was 1.1%, compared to 1.2% for the same period last year. This nominal decrease was primarily due to increased competition in some of our retail markets. Increased competition decreases our net earnings to sales ratio by decreasing customer count, requiring us to lower prices on certain products and causing customers to decrease the amount that they spend at our supermarkets. We anticipate that our net earnings to sales ratio will likely remain between 1.0% and 1.2% in the fourth quarter of 2002.

         EBITDA (earnings before interest, taxes, depreciation and amortization) for the third quarter of 2002 was $4.6 million, a 2.4% decrease from EBITDA of $4.7 million in the same period of 2001. As a percent of sales, EBITDA for the third quarter of 2002 was 3.2% compared to 3.3% for the same period in 2001. These decreases were primarily caused by the decrease in our sales and the increase in our operating and administrative expenses described above. Although EBITDA is used as a measurement tool used to evaluate company performance, it is not intended to be an alternative to performance measures under generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

Summary

         At October 5, 2002, we had cash and equivalents totaling $12.9 million. At the end of 2001, cash and equivalents aggregated $11.5 million. Our net cash inflow of approximately $1.4 million was attributable to various operational, investing and financing activities described below. Our working capital position at October 5, 2002 was $25.7 million, compared to $18.6 million at December 29, 2001. Our current ratio at October 5, 2002 was 1.52 to 1.00, compared to 1.37 to
1.00 at December 29, 2001. As of October 5, 2002, we had unsecured revolving bank credit facilities aggregating $35.0 million, with $12.3 million remaining available for use. Our current working capital levels provide us with a very favorable and strong liquidity position.

Cash Flows From Operating Activities

         The cash inflows from our wholesale segment occur when our retail supermarket customers pay us. The cash disbursements from both of our segments occur when we pay our suppliers. Because these payments are relatively large, our cash inflows and outflows fluctuate depending on the timing of the receipt of payments from our wholesale customers and the timing of payments to our suppliers. For the first three quarters of 2002, our net cash generated from operations was $5.5 million, compared to $6.0 million for the same period in 2001. Our net change in cash inflows from operations was attributable primarily to the timing of cash receipts and disbursements.

Cash Flows From Investing Activities

         For the first three quarters of 2002, our net cash outflows from investing activities totaled $9.6 million, compared to $29.0 million for the same period in 2001. Our acquisition of Dick's Supermarkets accounted for $27.3 million of our 2001 investing cash outflow. For the first three quarters of 2002, investing cash outflows for capital items was nearly $10.0 million, compared to $4.2 million for the same period in 2001. Approximately $3.7 million of our investing outflow for 2002 related to expenditures related to the expansion of our distribution centers and approximately $3.5 million of our capital expenditures were for our on-going systems project. Additionally, expenditures for retail equipment and fixtures for 2002, including those associated with Dick's, were approximately $2.2 million and corporate office technology expenditures were nearly $600,000.

Cash Flows From Financing Activities

         For the first three quarters of 2002, our net cash inflows from financing activities totaled approximately $5.5 million compared to nearly $3.9 million for the same period in 2001. The change was primarily due to the repurchase of approximately 104,000 shares of our common stock in the first three quarters of 2002 for an aggregate price of $1.8 million compared to approximately 670,000 shares aggregating $8.3 million for the same period of 2001.

         In the second quarter of 2001, we entered into a $35.0 million bank revolving credit facility. We borrowed $12.5 million under our revolving credit facility to fund a portion of the purchase price of Dick's Supermarkets, Inc. in June of 2001. Subsequently, in both 2001 and 2002 we borrowed additional amounts to fund our systems project and working capital requirements, including our increased working capital requirements due to the Dick's acquisition. An increase in the amount outstanding under the revolving credit facility compared to 2001 resulted in financing cash inflows in 2002. We owed approximately $22.7 million under our revolving credit facility at the end of the third quarter of 2002, compared to approximately $13.7 million owed at the end of 2001. Our ratio of total liabilities to shareholders' investment for the 2002 third quarter was up from the third quarter of 2001 to 1.76 from 1.63.

         As of October 5, 2002 approximately $5.1 million of the Board of Directors' authorized $30 million stock repurchase program remained available for additional stock repurchases. Also, on October 11, 2002, our Board of Directors declared a fourth quarter 2002 cash dividend of $0.09 per common share. The dividend is payable on November 22, 2002 to shareholders of record on November 8, 2002 and is expected to total approximately $450,000.

Major 2002 Commitments

         During the second quarter of 2001, we announced our plans to spend approximately $15.0 million, over a three-year period to replace and expand our current business information systems. The new systems are expected to support our growth plans and provide improved operational efficiencies and cost savings. The project includes four critical phases. The first two phases, the core infrastructure and the systems related to our wholesale business operations, are expected to be completed by the first quarter of 2003. Part of the wholesale phase of the project, which involved our meat, dairy and frozen food warehouse operations, has been substantially completed. The final two phases, related to our retail pricing and promotional card marketing, and human resources, payroll and financial reporting systems, are projected to be completed between the end of 2003 and the end of 2004. Since the inception of the systems project in 2001, we have expended nearly $8.8 million on this project.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain matters discussed in our 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we believe, anticipate, expect or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Specifically, forward-looking statements include our statements about (a) our 2002 earnings expectations; (b) our plans to remodel existing supermarkets, open additional corporate supermarkets and convert existing supermarkets to franchised supermarkets; (c) our expectations regarding our future sales and same store sales growth; (d) potential increases in our health care costs and our plans to offset the impact of these cost increases; (e) our expectations regarding our net earnings to sales ratio, operating and administrative expenses and gross margin; (f) the cost, timing and results of our new business information technology systems replacement project; (g) the cost, timing and results of our financial statement restatements; and (h) our expectations regarding the likelihood that we will incur future retail repositioning expenses. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: (1) the cost and results of our new business information technology systems replacement project; (2) the presence of intense competitive market activity in our market areas, including competition from warehouse club stores and deep discount supercenters; (3) our ability to identify and develop new market locations and/or acquisition candidates for expansion purposes; (4) our continuing ability to obtain reasonable vendor marketing funds for promotional purposes; (5) our ability to continue to recruit, train and retain quality franchised and corporate retail store operators; (6) the potential recognition of repositioning charges resulting from potential closures, conversions and consolidations of retail stores due principally to the competitive nature of the industry and to the quality of our retail store operators; (7) the final cost and results of, and the diversion of management's time and attention in connection with, our financial statement restatements; and (8) our ability to integrate and assimilate the acquisition of Dick's Supermarkets, Inc. and to achieve, on a timely basis, our anticipated benefits and synergies thereof. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this release and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

         Our only variable rate financial instrument subject to interest rate risk is our $35 million revolving credit facility which permits borrowings at interest rates based on either the bank's prime rate or adjusted LIBOR. We have borrowed approximately $22.7 million under this facility as of October 5, 2002. As a result, increases in market interest rates would cause our interest expense to increase and our net earnings to decrease. Based on our outstanding revolving credit facility borrowings as of October 5, 2002, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $227,000. Similarly, a 100 basis point decrease in the market interest rate would reduce our annual interest expense by approximately $227,000.

         We do not have any exposure to market risks related to changes in foreign currency exchange rates believe that our exposure to trade accounts receivable is immaterial.

Item 4.   Procedures and Controls

     a.   Evaluation of disclosure controls and procedures

          Based on his evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     b.   Changes in internal controls

          There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits

               3.2  By-laws, as amended and restated as of August 23, 2002.

               99.1 Written Statement Pursuant to 189 U.S.C. ss.1350.

          b.   Reports on Form 8-K

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

               We filed one current report on Form 8-K, dated October 24, 2002, pursuant to Item 9 with respect to our press release for the third quarter and related disclosure requirements of Regulation FD.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FRESH BRANDS, INC.



DATE:  November 19, 2002                    By:  /s/ Elwood F. Winn
                                                 -------------------------------
                                                 Elwood F. Winn,
                                                 President, Chief Executive
                                                 Officer and Acting Chief
                                                 Financial Officer

                                  CERTIFICATION

          I, Elwood F. Winn, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Fresh Brands, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE:  November 19, 2002                 By: /s/ Elwood F. Winn
                                            ------------------------------
                                            Elwood F. Winn,
                                            President, Chief Executive Officer
                                            and Acting Chief Financial Officer