Form 10-K/A
period 2001-12-29
FRESH BRANDS INC
filed 2003-03-28
CIK 1135431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                                     PART I

Our previously issued consolidated balance sheets as of December 29, 2001, December 30, 2000 and January 1, 2000 and the related consolidated statements of earnings, shareholders' investment, and cash flows for the three years ending December 29, 2001 have been restated.

This amendment to our Annual Report on Form 10-K for the fiscal year ended December 29, 2001 amends and restates those items of the Form 10-K originally filed on March 15, 2002 (the "Original Filing") which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to update such disclosures. Except as required to reflect the effects of the restatement and certain other stylistic changes, all information contained in this amendment is stated as of the date of the Original Filing. For additional information regarding the restatement, see "Notes to Consolidated Financial Statements - Note 1 - Restatement."

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Form 10-K/A are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we believe, anticipate, expect or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Specifically, forward-looking statements include statements about our (a) five-year compound annual sales growth goals and (b) plans to remodel existing supermarkets, open additional corporate supermarkets and convert existing supermarkets to franchised supermarkets. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited, to the following: (1) the presence of intense competitive market activity in our market areas, including competition from warehouse club stores and deep discount supercenters; (2) the cost and results of our new business information technology systems replacement project; (3) our ability to identify and develop new market locations and/or acquisition candidates for expansion purposes; (4) our continuing ability to obtain reasonable vendor marketing funds for promotional purposes; (5) the potential purchase of a significant number of our franchised supermarkets; (6) our continuing ability to purchase merchandise, equipment and supplies through a purchasing cooperative at prices lower than what are otherwise available; (7) our ability to continue to recruit, train and retain quality franchise and corporate supermarket operators; (8) the potential recognition of repositioning charges resulting from potential closures, conversions and consolidations of our supermarkets due principally to the competitive nature of the industry and to the quality of our supermarket operators; and (9) our ability to integrate and assimilate the acquisition of Dick's Supermarkets, Inc. and to achieve, on a timely basis, its anticipated benefits and synergies. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-K/A and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

In addition, in January 2002, we replaced our existing corporate supermarket in Zion, Illinois with a new, larger and more competitive supermarket.

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

     The following table shows our development of, and changes in, our franchised and corporate retail supermarkets for the periods presented:

                                                     Number of Supermarkets
                                 -----------------------------------------------------------
                                   Franchised Supermarkets         Corporate Supermarkets
                                 ----------------------------   ----------------------------
                                 1997  1998  1999  2000  2001   1997  1998  1999  2000  2001
                                 ----  ----  ----  ----  ----   ----  ----  ----  ----  ----
Beginning of Year                 68    68    68    69    71     16    18    18    19    19
New Market Supermarkets(a)         1     1     1    1     --      1    --    --    --    --
Replacement Supermarkets(b)        1     1     1    2      2     --     1    --     1     1
Converted to/from Franchise(c)    (1)   --    (1)   --    --      1    --     1    --    --
Purchased Supermarkets(d)         --    --    --    --    --     --    --    --    --     8
Terminated Operations(e)          (2)   (2)   (2)  (2)    (4)    --    (1)   --    (1)   (1)
New Franchises(f)                  1    --     2    1      3     --    --    --    --    --
End of Year                       68    68    69    71    72     18    18    19    19    27
Remodeled Supermarkets(g)          3     2     4    2     --     --    --    --    --    --

----------------------------
(a)  New market supermarkets are newly constructed supermarkets in market areas not recently served by us.
(b)  Replacement supermarkets are newly constructed supermarkets whose opening corresponds with the closure of a nearby franchised or corporate supermarket.
(c)  Supermarkets that are converted from corporate to franchise units, or vice versa, are included as reductions to supermarket totals in one category and corresponding additions to totals in the other category.
(d)  Purchased supermarkets are those that we purchased from a party other than one of our franchisees.
(e)  Terminated operations represent supermarkets that are no longer going concerns, including replaced supermarkets.
(f)  New franchises are additions to our franchise group other than through conversion from corporate supermarkets.
(g)  Remodeled supermarkets represent supermarkets that have undergone substantial expansion and/or remodeling totaling at least $300,000.

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

Item 1A. Executive Officers.

Name and Age                 Positions and Offices with the Company
------------                 --------------------------------------
Walter G. Winding, 60......  Chairman of the Board(a)
Elwood F. Winn, 51.........  President and Chief Executive Officer(a)
Michael R. Houser, 50......  Vice Chairman of the Board, Executive Vice
                              President and Chief Marketing Officer(a)
William K. Jacobson, 51....  Senior Vice President - Retail Operations
                              and Development of Fresh Brands Distributing, Inc.
Armand C. Go, 40...........  Vice President, Chief Financial Officer,
                              Treasurer and Secretary
Thomas J. Timler, 44.......  Vice President and Chief Information Officer of
                              Fresh Brands  Distributing, Inc.

-----------------------------
(a) Messrs. Winding, Winn and Houser are also members of our Board of Directors. Mr. Winding is not an employee of the company.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     We believe that our exposure to other market risks (including risks related to changes in foreign currency exchange rates, commodity prices, equity prices and trade accounts receivable) is not significant.

Item 8.  Financial Statements and Supplementary Data.

     Pursuant to Instruction G, our Consolidated Balance Sheets as of December 29, 2001, December 30, 2000 and January 1, 2000, our Consolidated Statements of Earnings, Cash Flows and Shareholders' Investment for each of the three fiscal years in the period ended December 29, 2001, together with the related Notes to Consolidated Financial Statements (including supplementary financial data), are incorporated herein by reference from information included under the captions having substantially the same titles as set forth in the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table lists certain information about our two stock option plans, our 1995 Equity Incentive Plan and our 2001 Nonemployee Director Stock Option Plan, both of which were approved by our shareholders:

                                                     Number of securities remaining
                                                     available for future issuance
Number of securities to be     Weighted-average        under equity compensation
 issued upon the exercise      exercise price of      plans (excluding securities
  of outstanding options      outstanding options    reflected in the first column)
--------------------------    -------------------    ------------------------------

          628,700                    $12.91                       781,600

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

                                     PART IV

Item 14.  Controls and Procedures.

     (a)  Evaluation of disclosure controls and procedures

          Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in

          Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b)  Changes in internal controls

          There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  The following documents are filed as a part of this Form 10-K/A:

          (1)  Financial Statements.

               Consolidated Balance Sheets as of December 29, 2001, December 30, 2000 and January 1, 2000

               Consolidated Statements of Earnings, Cash Flows and Shareholders' Investment for the fiscal years 2001, 2000 and 1999

               Notes to Consolidated Financial Statements

               Independent Auditors' Report

     The foregoing Financial Statements are incorporated by reference in the company's Annual Report to Shareholders for the fiscal year ended December 29, 2001.

     The additional information referred to under "Financial Statement Schedules" below is filed as part of this Form 10-K/A and should be read in conjunction with the financial statements referred to above.

          (2)  Financial Statement Schedules.                       Form 10-K/A
                                                                   Page Reference:
                                                                   ---------------
               Independent Auditors' Report                              F-1
               Schedule VII - Valuation and Qualifying
                 Accounts and Reserves                                   F-2

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

                                   SIGNATURES


                                         FRESH BRANDS, INC.



Date:  March 27, 2003                    By:  /s/ Elwood F. Winn
                                             --------------------------------------
                                              Elwood F. Winn, President, Chief
                                              Executive Officer and Director
                                              (Principal Executive Officer)



Date:  March 27, 2003                    By:  /s/ S. Patric Plumley
                                             --------------------------------------
                                              S. Patric Plumley, Senior Vice
                                              President, Chief Financial Officer,
                                              Treasurer and Secretary (Principal
                                              Financial Officer and Accounting
                                              Officer)


                                  CERTIFICATION

     I, Elwood F. Winn, certify that:

     1. I have reviewed this annual report on Form 10-K/A of Fresh Brands, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE:  March 27, 2003               By:  /s/ Elwood F. Winn
                                        --------------------------------------
                                         Elwood F. Winn,
                                         President and Chief Executive Officer

                                  CERTIFICATION

     I, S. Patric Plumley, certify that:

     1. I have reviewed this annual report on Form 10-K/A of Fresh Brands, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE:  March 27, 2003               By:  /s/ S. Patric Plumley
                                        --------------------------------------
                                         S. Patric Plumley,
                                         Senior Vice President, Chief Financial
                                         Officer, Treasurer and Secretary

Independent Auditors' Report





The Board of Directors and Shareholders
Fresh Brands, Inc.:


On February 24, 2003, we reported on the consolidated balance sheets of Fresh Brands, Inc. (the "Company") as of December 29, 2001, December 30, 2000 and January 1, 2000, and the related consolidated statements of earnings, shareholders' investment, and cash flows for each of the years in the three-year period ended December 29, 2001, which report appears in the December 29, 2001, annual report on Form 10-K/A. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 15. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Our report dated February 24, 2003, contains an explanatory paragraph that refers to a restatement of the consolidated financial statements.


/s/ KPMG LLP

KPMG LLP

Milwaukee, Wisconsin
February 24, 2003

                               FRESH BRANDS, INC.

          SCHEDULE VII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    FOR THE FISCAL YEARS 2001, 2000 AND 1999


Allowance for Doubtful Accounts --
 Changes in the allowance for doubtful accounts are summarized as follows:

                                        2001             2000             1999
                                    -----------      -----------      -----------
Balance, beginning of year          $ 3,850,000      $ 4,300,000      $ 4,300,000
Provision charged to earnings         2,080,000        1,663,000        2,264,000
(Writeoffs), net                     (2,480,000)      (2,113,000)      (2,264,000)
                                    -----------      -----------      -----------
Balance, end of year                $ 3,450,000      $ 3,850,000      $ 4,300,000
                                    ===========      ===========      ===========



See accompanying Independent Auditors' Report

                                  EXHIBIT INDEX

                               FRESH BRANDS, INC.
                          ANNUAL REPORT ON FORM 10-K/A

                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

Exhibit No.       Description

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

    4.3 First Amendment to Loan Agreement, dated as of December 19, 2001, among Fresh Brands, Inc., certain subsidiaries of Fresh Brands, Inc., M&I Marshall & Ilsley Bank and Firstar Bank (Milwaukee). Incorporated by reference to Exhibit 4.3 to our Form 10-K for the period ended December 29, 2001.

    4.4 Rights Agreement, dated as of October 12, 2001, among Fresh Brands, Inc. and Firstar Bank, N.A. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Fresh Brands, Inc., dated as of October 12, 2001 (Commission File No. 000-32825). As summarized in Notes 4 and 8 of the Notes to Financial Statements incorporated by reference from our 2001 Annual Report to Shareholders, as part of Parts II and IV of this Form 10-K/A, we have various other outstanding long-term debt and capital lease obligations. None of such other obligations individually exceeds 10% of our total assets. We hereby agree to furnish to the Commission, upon its request, a copy of each instrument with respect to such obligations.

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

   10.5 Form of Key Executive Employment and Severance Agreement, dated as of January 31, 2002, between Fresh Brands, Inc. and each of Elwood F. Winn and Michael R. Houser. Incorporated by reference to Exhibit 10.5 to our Form 10-K for the period ended December 29, 2001. This agreement is required to be filed as an exhibit to this Form 10-K/A pursuant to Item 14(c) of Form 10-K.

   10.6 Key Executive Severance Agreement, dated as of January 31, 2002, between Fresh Brands, Inc. and Walter G. Winding. Incorporated by reference to Exhibit 10.6 to our Form 10-K for the period ended December 29, 2001. This agreement is required to be filed as an exhibit to this Form 10-K/A pursuant to Item 14(c) of Form 10-K.

   10.7 Key Executive Employment and Severance Agreement, dated as of January 31, 2002, between Fresh Brands, Inc. and William K. Jacobson. Incorporated by reference to Exhibit 10.7 to our Form 10-K for the period ended December 29, 2001. This agreement is required to be filed as an exhibit to this Form 10-K/A pursuant to Item 14(c) of Form 10-K.

   10.8 Form of Key Executive Employment and Severance Agreement dated as of January 31, 2002, between Fresh Brands, Inc. and each of Armand C. Go and Thomas J. Timler. Incorporated by reference to Exhibit 10.8 to our Form 10-K for the period ended December 29, 2001. This agreement is required to be filed as an exhibit to this Form 10-K/A pursuant to Item 14(c) of Form 10-K.

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

   10.12 1995 Equity Incentive Plan, as amended and restated as of December 14, 2000. Incorporated by reference to Exhibit 10.13 to Schultz Sav-O Stores, Inc.'s Form 10-K for the year ended December 30, 2000. This plan is required to be filed as an exhibit to this Form 10-K/A pursuant to Item 14(c) of Form 10-K.

   10.13 Form of Nonqualified Stock Option Agreement under 1995 Equity Incentive Plan. Incorporated by reference to Exhibit 10.13 to Schultz Sav-O Stores, Inc.'s Annual Report on Form 10-K for the year ended January 2, 1999. This form of agreement is required to be filed as an exhibit to this Form 10-K/A pursuant to Item 14(c) of Form 10-K.

   10.14 Fresh Brands Distributing, Inc. Executive Benefit Restoration Plan. Incorporated by reference to Exhibit 10.10 to Schultz Sav-O Stores, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994. This Plan is required to be filed as an exhibit to this Form 10-K/A pursuant to Item 14(c) of Form 10-K.

   10.15 2001 Nonemployee Director Stock Option Plan, as adopted by the Board of Directors as of December 14, 2000. Incorporated by reference to Exhibit 10.19 to our Form S-4 filed on April 27, 2001. This plan is required to be filed as an exhibit to this Form 10-K/A pursuant to Item 14(c) of Form 10-K.

   10.16 Form of Nonqualified Stock Option Agreement under 2001 Nonemployee Director Stock Option Plan. Incorporated by reference to Exhibit 10.20 to our Form S-4 filed on April 27, 2001. This form of agreement is required to be filed as an exhibit to this Form 10-K/A pursuant to Item 14(c) of Form 10-K.

   13 Portions of our 2001 Annual Report to Shareholders expressly incorporated by reference into this Form 10-K/A.

   21             Our subsidiaries.

   23             Independent Auditors' Report.

   99.1 Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, filed on April 12, 2002 and incorporated by reference herein to the extent indicated in this Form 10-K/A.

   99.2           Written Statements Pursuant to 18 U.S.C.ss.1350.