Form 10-Q/A
period 2002-04-20
FRESH BRANDS INC
filed 2003-03-28
CIK 1135431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 20, 2002

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File Number 000-32825
                               FRESH BRANDS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               WISCONSIN                                    39-2019963
---------------------------------------             ----------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.

           2215 Union Avenue
          Sheboygan, Wisconsin                                 53081
---------------------------------------             ----------------------------
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

                             Yes  X            No
                                -----            -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            Yes               No
                               -----            -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     As of June 3, 2002, 5,181,737 shares of Common Stock, $0.05 par value, were issued and outstanding.

                               FRESH BRANDS, INC.

                                FORM 10-Q/A INDEX


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

 PART I   FINANCIAL INFORMATION

 Item 1.   Financial Statements (Restated)

               Overview                                                        3

               Consolidated Balance Sheets                                     4

               Consolidated Statements of Earnings                             5

               Consolidated Statements of Cash Flows                           6

               Notes to Consolidated Financial Statements                      7

 Item 2. Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                                     12

 Item 3.   Quantitative and Qualitative Disclosures
               about Market Risk                                              18

 Item 4.   Procedures and Controls                                            18

 PART II   OTHER INFORMATION

 Item 2.   Changes in Securities and Use of Proceeds                          19

 Item 6.   Exhibits and Reports on Form 8-K                                   19

 Signature                                                                    20

 Certifications                                                          21 - 24

                          PART I FINANCIAL INFORMATION

Overview


     Our previously issued consolidated balance sheets as of April 20, 2002 and December 29, 2001 and the related consolidated statements of earnings and cash flows for the quarters ended April 20, 2002 and April 21, 2001 have been restated.

     This amendment to our Quarterly Report on Form 10-Q for the quarter ended April 20, 2002 amends and restates those items of the Form 10-Q originally filed on June 3, 2002 (the Original Filing) which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to update such disclosures. Except as required to reflect the effects of the restatement and certain other stylistic changes, all information contained in this amendment is stated as of the date of the Original Filing. For additional information regarding the restatement, see "Notes to Consolidated Financial Statements - Note 6 - Restatement" and to our Annual Report on Form 10-K/A for the year ended December 29, 2001.

Item 1.  Financial Statements

                                        FRESH BRANDS, INC.

                                   CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------------------------------
                                                                Restated                 Restated
                                                                April 20,               December 29,
Assets                                                            2002                     2001
--------------------------------------------------------------------------------------------------------
Current assets:
     Cash and equivalents                                      $      11,370           $      11,501
     Receivables, net                                                 13,843                  10,884
     Inventories                                                      29,963                  34,538
     Land and building held for resale                                 2,904                   4,770
     Other current assets                                              2,460                   2,220
     Deferred income taxes                                             4,459                   4,459
--------------------------------------------------------------------------------------------------------
     Total current assets                                             64,999           $      68,372
--------------------------------------------------------------------------------------------------------

Noncurrent receivable under capital subleases                          9,093                   9,278
Property and equipment, net                                           28,157                  26,513
Property under capital leases, net                                    10,352                  10,604
Goodwill, net                                                         20,280                  20,280
Other noncurrent assets, net                                           3,878                   3,273
--------------------------------------------------------------------------------------------------------
Total assets                                                   $     136,759           $     138,320
========================================================================================================

Liabilities and Shareholders' Investment
--------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                          $      30,513           $      33,293
     Accrued salaries and benefits                                     5,838                   7,845
     Accrued insurance                                                 2,800                   2,665
     Other accrued liabilities                                         4,049                   3,942
     Current obligations under capital leases                          1,237                   1,192
     Current maturities of long-term debt                                340                     323
--------------------------------------------------------------------------------------------------------
     Total current liabilities                                        44,777                  49,260
--------------------------------------------------------------------------------------------------------

Long-term obligations under capital leases                            20,404                  20,808
Long-term debt                                                        18,733                  16,569
Deferred income taxes                                                  1,103                   1,103
Shareholders' investment:
     Common stock                                                        438                     438
     Additional paid-in capital                                       15,510                  15,371
     Retained earnings                                                77,289                  75,840
     Treasury stock                                                  (41,495)                (41,069)
--------------------------------------------------------------------------------------------------------
     Total shareholders' investment                                   51,742                  50,580
--------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' investment                 $     136,759           $     138,320
========================================================================================================
See notes to consolidated financial statements.


                                  FRESH BRANDS, INC.

                          CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
---------------------------------------------------------------------------------------------------------
                                                                              Restated
                                                                       For the 16-weeks ended
---------------------------------------------------------------------------------------------------------

                                                               April 20, 2002         April 21, 2001
---------------------------------------------------------------------------------------------------------
Net sales                                                     $       184,139        $       153,820

Cost of products sold                                                 148,223                127,814
---------------------------------------------------------------------------------------------------------

Gross profit                                                           35,916                 26,006

Selling and administrative expenses                                    29,936                 21,538

Depreciation and amortization                                           2,296                  1,580
---------------------------------------------------------------------------------------------------------

Operating income                                                        3,684                  2,888

Interest income                                                             3                    388

Interest expense                                                         (549)                  (284)
---------------------------------------------------------------------------------------------------------

Earnings before income taxes                                            3,138                  2,992

Provision for income taxes                                              1,224                  1,136
---------------------------------------------------------------------------------------------------------

Net earnings                                                  $         1,914        $         1,856
=========================================================================================================


Earnings per share - basic                                    $          0.37        $          0.34

Earnings per share - diluted                                  $          0.36        $          0.34


Weighted average shares and equivalents outstanding:

     Basic                                                              5,165                  5,503

     Diluted                                                            5,265                  5,518


Cash dividends paid per share of common stock                 $          0.09        $          0.09
=========================================================================================================

See notes to consolidated financial statements.


                                             FRESH BRANDS, INC.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
----------------------------------------------------------------------------------------------------------------
                                                                                     Restated
                                                                              For the 16-weeks ended
                                                                      April 20, 2002            April 21, 2001
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                     $       1,914             $       1,856
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                        2,296                     1,580
     Changes in assets and liabilities:
         Receivables                                                         (2,959)                     (524)
         Inventories                                                          4,575                      (480)
         Other current assets                                                 1,626                    (2,377)
         Accounts payable                                                    (2,780)                   (3,254)
         Accrued liabilities                                                 (1,625)                     (888)
----------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                      3,047                    (4,087)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                    (4,272)                     (327)
     Receipt of principal amounts under capital subleases                       162                       112
----------------------------------------------------------------------------------------------------------------
Net cash flows from investing activities                                     (4,110)                     (215)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in revolver activity                                          2,300                         -
     Payment for acquisition of treasury stock                                 (924)                   (1,598)
     Exercise of stock options                                                  492                       363
     Payment of cash dividends                                                 (465)                     (493)
     Principal payments on capital lease obligations                           (386)                     (241)
     Principal payments on long-term debt                                       (91)                      (66)
     Other financing activities                                                   6                        24
----------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities                                        932                    (2,011)
----------------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS:
     Net change                                                                (131)                   (6,313)
     Balance, beginning of period                                            11,501                    31,309
----------------------------------------------------------------------------------------------------------------
Balance, end of period                                                $      11,370             $      24,996
================================================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                                                    $         549             $         277
     Income taxes paid                                                           12                     1,095

See notes to consolidated financial statements.


                               FRESH BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

     The financial statements included herein have been prepared by us without audit. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, we believe that the disclosures are adequate to make the information presented not misleading. The interim financial statements furnished with this report reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in our 2001 annual report to shareholders, as incorporated by reference in our Form 10-K/A for the fiscal year ended December 29, 2001. The 2001 financial statements included within this 10-Q/A reflect restated numbers as described in note 6.

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

(In thousands, except per share data)
---------------------------------------------------------------------------------------------
                                                                   Restated
                                                            For the 16-weeks ended
                                                  April 20, 2002        April 21, 2001
---------------------------------------------------------------------------------------------
Net Sales                                           $       184,139       $       186,419
Net Earnings                                                  1,914                 1,643
---------------------------------------------------------------------------------------------
Basic and diluted earnings per share
---------------------------------------------------------------------------------------------
   Basic                                            $          0.37       $          0.30
   Diluted                                          $          0.36       $          0.30
=============================================================================================

 (3)  Other Current Assets

(In thousands)
--------------------------------------------------------------------------------------------------
                                                    April 20, 2002         December 29, 2001
--------------------------------------------------------------------------------------------------
Prepaid expenses                                 $           1,453         $            1,268
Retail systems and supplies for resale                         549                        426
Receivable under capital subleases                             458                        526
--------------------------------------------------------------------------------------------------

Other current assets                             $           2,460         $            2,220
==================================================================================================

(4)  Segment Reporting

     Summarized financial information for the first quarters of 2002 and 2001 concerning our reportable segments is shown in the following tables (in thousands):

----------------------------------------------------------------------------------------
                             For the 16-weeks ended
                                                April 20, 2002        April 21, 2001
----------------------------------------------------------------------------------------
Sales
----------------------------------------------------------------------------------------
Wholesale sales                                 $       139,916      $       127,011
Intracompany sales                                      (48,293)             (35,791)
----------------------------------------------------------------------------------------
Net wholesale sales                                      91,623               91,220
Retail sales                                             92,516               62,600
----------------------------------------------------------------------------------------
Total sales                                     $       184,139      $       153,820
========================================================================================


----------------------------------------------------------------------------------------
                                    Restated
                             For the 16-weeks ended
                                                April 20, 2002        April 21, 2001
----------------------------------------------------------------------------------------
Earnings Before Income Tax
----------------------------------------------------------------------------------------
Wholesale                                       $         3,178      $         2,436
Retail                                                      506                  452
----------------------------------------------------------------------------------------
Total operating income                                    3,684                2,888
Interest income                                               3                  388
Interest expense                                           (549)                (284)
----------------------------------------------------------------------------------------
Earnings before income taxes                    $         3,138      $         2,992
========================================================================================


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

     In August 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of Vendor's Products" which codified and reconciled the Task Force's consensuses in EITF No. 00-14 "Accounting for Certain Sales Incentives", EITF No. 00-22 "Accounting for Points and Certain Other Time Based Sales Incentives or Volume Based Sales Incentive Offers, and Offers of Free Products or Services to Be Delivered in the Future", and EITF No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller for the Vendor's Products". These EITFs provide guidance regarding the timing of recognition and income statement classification of costs incurred for certain sales incentive programs, including sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer, as a result of a single exchange transaction. The implementation of EITF 01-09 in the first quarter of fiscal 2002 resulted in a reclassification to decrease first quarter 2001 net sales and cost of products sold by $1.9 million each to conform with the 2002 presentation. The implementation of EITF 01-09 did not impact operating income or net earnings.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Disposal on Long-Lived Assets" effective for years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sales. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The implementation of this pronouncement did not have a material impact on our results of operations or financial position.

(6)  Restatement

     Our previously issued quarterly consolidated balance sheets as of April 20, 2002 and December 29, 2001 and the related consolidated statements of earnings, shareholders' investment, and cash flows for the 16-weeks then ended have been restated for the items described below. Additionally, our previously issued consolidated balance sheet as of December 29, 2001 and the related consolidated statements of earnings, shareholders' investment, and cash flows for the year then ended have been restated in our 2001 10-K/A.

Receivables, net
     As more fully described within the caption addressing cost of products sold, we understated our cost of products sold due to an error related to a unique supply relationship we have with one of our direct store delivery meat vendors. Accurately stating cost of products sold resulted in a reduction to receivables, net, at April 20, 2002 and December 29, 2001.

     Additionally, we corrected an error to recognize patronage dividends on an accrual basis rather than the cash basis. This correction resulted in an increase in receivables, net, at April 20, 2002 and December 29, 2001.

Inventories
     Inventory balances were adjusted to recognize the reduction in inventory values reflecting cash discounts received by us from our vendors. The correction reducedinventory balances at April 20, 2002 and December 29, 2001.

     We did not fully eliminate intercompany profit recorded within our inventory balance. Correction of this error resulted in a reduction in the reported inventory balance at April 20, 2002 and December 29, 2001.

Accounts payable
     Accounts payable were reduced to reflect our estimate of the underlying vendor liability based on the best information available at the balance sheet date. Correction of this error impacted our periods ended April 20, 2002 and December 29, 2001.

Accrued insurance
     Accrued insurance was reduced to reflect our estimate of the underlying employee health insurance liability based on the best information available at the balance sheet date. Correction of this error impacted our periods ended April 20, 2002 and December 29, 2001.

Other accrued liabilities
     The originally reported tax liabilities were increasedto reflect the impact of the adjustments described in this note, impacting our periods ended April 20, 2002 and December 29, 2001.

Cost of products sold
     We understated our cost of products sold due to an error related to a unique supply relationship we have with one of our direct store delivery meat vendors. Orders from nine supermarkets were delivered by the vendor to our meat distribution center and shipped by us to these stores. Sales were properly recorded, but we inadvertently failed to record accurately the corresponding cost of products sold. Correction of this error resulted in an increase in our periods ended April 20, 2002 and April 21, 2001.

Provision for income taxes
     The tax provision for all periods disclosed was reducedfor the impact of adjustments described above.

     The following tables present the changes that have been made to the consolidated balance sheet as of April 20, 2002 and the related consolidated statements of earnings for the 16-weeks ending April 20, 2002 as a result of the restatement. The changes made to the consolidated balance sheet as of December 29, 2001, and the related consolidated statements of earnings for the 16-week period ending April 21, 2001 are presented within the quarterly financial information note included within the 2001 Form 10-K/A, as such, these changes are not included herein. There were no net changes in operating, financing or investing cash flows for the 16-weeks ending April 20, 2002 and April 21, 2001.


(In thousands)
------------------------------------------------------------------------------------------------------------
Condensed Balance Sheet
                                                                          April 20, 2002
------------------------------------------------------------------------------------------------------------
                                                                As Previously
                                                                  Reported              As Restated
------------------------------------------------------------------------------------------------------------
Receivables, net                                         $          14,386          $         13,843
Inventories                                                         30,377                    29,963
Total current assets                                                65,956                    64,999
Total assets                                                       137,716                   136,759
Accounts payable                                                    31,201                    30,513
Accrued insurance                                                    3,285                     2,800
Other accrued liabilities                                            3,967                     4,049
Total current liabilities                                           45,868                    44,777
Retained earnings                                                   77,155                    77,289
Total shareholders' investment                                      51,608                    51,742
Total liabilities and shareholders' investment                     137,716                   136,759
------------------------------------------------------------------------------------------------------------


(In thousands except per share data)
--------------------------------------------------------------------------------
Condensed Earnings Statements                    For the 16-weeks ended
                                                     April 20, 2002
--------------------------------------------------------------------------------
                                            As Previously
                                              Reported          As Restated
--------------------------------------------------------------------------------
Cost of products sold                        $148,181           $148,223
Gross profit                                   35,958             35,916
Operating income                                3,726              3,684
Earnings before income taxes                    3,180              3,138
Provision for income taxes                      1,240              1,224
Net earnings                                    1,940              1,914
Earnings per share - basic                        .38                .37
Earnings per share - diluted                      .37                .36
--------------------------------------------------------------------------------

     Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations

General
     Our previously issued consolidated balance sheets as of April 20, 2002 and December 29, 2001 and the related consolidated statements of earnings and cash flows for the 16-week periods ending April 20, 2002 and April 21, 2001 have been restated.

     The following managements' discussion and analysis has been restated to reflect the changes more fully described within note 6 of the notes to the consolidated financial statements.

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

-------------------------------------------------------------------------------------------------------------
                                                           Restated                          Restated
                                                     Percent of net sales               Percentage change
-------------------------------------------------------------------------------------------------------------
                                                    For the 16-weeks ended                April 20, 2002
                                             April 20, 2002        April 21, 2001       vs. April 21, 2001
-------------------------------------------------------------------------------------------------------------
Net sales                                       100.0%                100.0%                 19.7%
Retail sales                                     50.2%                 40.7%                 47.8%
Net wholesale sales                              49.8%                 59.3%                  0.4%
Gross margin                                     19.5%                 16.9%                 38.1%
Operating and administrative expenses            17.5%                 15.0%                 39.4%
Operating income                                  2.0%                  1.9%                 27.6%
Earnings before income taxes                      1.7%                  1.9%                  4.9%
Net earnings                                      1.0%                  1.2%                  3.1%
-------------------------------------------------------------------------------------------------------------

Net Sales
     Information regarding our sales for the 16-weeks ended April 20, 2002 and April 21, 2001 is set forth in the following table (in thousands):

------------------------------------------------------------------------------
                                          For the 16-weeks ended
                                  April 20, 2002          April 21, 2001
------------------------------------------------------------------------------
Net wholesales sales             $          91,623       $          91,220
Retail sales                                92,516                  62,600
------------------------------------------------------------------------------
Total sales                      $         184,139       $         153,820
------------------------------------------------------------------------------

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

     Due to the competitive nature of the supermarket industry, some of our franchised and corporate retail stores continue to experience operational challenges in their respective marketplaces. As a result, some of these supermarkets have experienced financial and operational difficulties. In order to further improve our overall financial results, we continue to actively evaluate various business alternatives to these operations. These alternatives include selling these supermarkets, converting franchised supermarkets into corporate supermarkets (and vice versa), closing supermarkets and implementing other operational changes. It is possible that one or more of these actions may be taken in the next twelve months. While we did not incur any significant retail repositioning expenses during the past few years, implementing any of these alternatives could result in our incurring significant repositioning or restructuring charges in 2002.

Net Earnings
     Our operating income for our first quarter increased $800,000, or 27.6%, to $3.7 million, compared to $2.9 million for our 2001 first quarter. The addition of Dick's results in the first quarter of 2002 was the major reason for the operating income increase over the prior year. As a percent of net sales, our operating income in the first quarter of 2002 was 2.0%, compared to 1.9% in the first quarter of 2001. Our earnings before income taxes for the first quarter of 2002 increased $100,000, or 4.9%, to $3.1 million, compared to $3.0 million for the first quarter of 2001. Our interest expense increased nearly $500,000 in the first quarter of 2002 as a result of the acquisitions of Dick's Supermarkets in June, 2001 and borrowing on our revolving credit agreement for additional working capital needs. As a percent of sales, earnings before income taxes for the first quarter decreased to 1.7%, compared to 1.9% in the first quarter of 2001. Net earnings for the first quarter of 2002 increased 3.1% to $1.91 million compared to $1.86 million for the same period in 2001. In large part due to continued stock repurchases, diluted earnings per share for the first quarter of 2002 increased 5.9% to a record $0.36 compared to $0.34 for the same period in 2001. The weighted average common shares and equivalents for the first quarter of 2002 were 5,265,000 compared to 5,518,000 for the same period in 2001. Based on our performance for the first quarter, we expect that our earnings per share for 2002 will be on the lower end of the range of $1.60 to $1.75 per share, barring any unusual or unforeseen occurrences in the economy, our markets or our businesses.

     Many of our peer companies measure the profitability of their sales using the net earnings to sales ratio. This ratio represents the net earnings margin realized from each dollar of sales. Our 2002 first quarter net earnings to sales ratio was 1.04%, compared to 1.21% for the first quarter of 2001. This was primarily due to increased competition in some of our retail markets. We expect that our net earnings to sales ratio will improve throughout the remainder of fiscal 2002.


Liquidity and Capital Resources
Summary
     At April 20, 2002, we had cash and equivalents totaling $11.4 million. At year-end 2001, cash and equivalents aggregated $11.5 million. The net cash outflow of approximately $100,000 was attributable to various operational, investing and financing activities as described below. Our working capital position at April 20, 2002 was $20.2 million, compared to $19.1 million at December 29, 2001. Our current ratio at April 20, 2002 was 1.45 to 1.00, compared to 1.39 to 1.00 at December 29, 2001, with cash and equivalents contributing approximately $11.4 million to working capital. As of April 20, 2002, we had unsecured revolving bank credit facilities aggregating $35.0 million, with $19.0 million remaining available for use. Our current working capital levels provide us with a very favorable and strong liquidity position. Additionally, we continue to remain in compliance with all credit facility debt covenants.

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

Cash Flows From Financing Activities
     Net cash inflows from financing activities for our first quarter ended April 20, 2002 totaled $900,000 compared to nearly $2.0 million in outflows for the same period in 2001. The change was primarily due to the usage of our revolving line of credit during 2002 of $2.3 million. In the second quarter of 2001, we entered into a new $35.0 million bank revolving credit facility. We borrowed $12.5 million under our new revolving credit facility to fund a portion of the purchase price of Dick's

Supermarkets, Inc. in the second quarter of 2001. Subsequently, we borrowed additional amounts to fund our working capital requirements, including our increased working capital requirements due to the Dick's acquisition. We owed approximately $16.0 million under the revolving credit facility at the end of the first quarter of 2002. This increase in our debt is the main reason that our ratio of total liabilities to shareholders' investment increased to 1.64 from
1.00 at the end of the first quarters of 2002 and 2001, respectively. Despite the increase in our debt to equity ratio, our ratio still remains very low relative to our competition. We believe that at this time, based on our strong balance sheet, that we have the capacity to acquire two more acquisitions the size of Dick's.

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

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

Certain matters discussed in our 10 Q/A are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we believe, anticipate, expect or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Specifically, forward-looking statements include our statements about (a) our 2002 earnings expectations; (b) our plans to remodel existing supermarkets, open additional corporate supermarkets and convert existing supermarkets to franchised supermarkets; (c) our expectations regarding our future same store sales growth; (d) potential increases in our health care costs and our plans to offset the impact of these cost increases; (e) cost savings we expect to realize as a result of our marketing alliance with Fresh Ideas; (f) our expectations regarding our net earnings to sales ratio; (g) our ability to finance future multiple-store supermarket chains; and (h) the cost, timing and results of our new business information technology systems replacement project. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited, to the following: (1) the cost and results of the Company's new business information technology systems replacement project; (2) the presence of intense competitive market activity in the Company's market areas, including competition from warehouse club stores and deep discount supercenters; (3) the Company's ability to identify and develop new market locations and/or acquisition candidates for expansion purposes; (4) the Company's continuing ability to obtain reasonable vendor marketing funds for promotional purposes; (5) the Company's ability to continue to recruit, train and retain quality franchise and corporate retail store operators; (6) the potential recognition of repositioning charges resulting from potential closures, conversions and consolidations of retail stores due principally to the competitive nature of the industry and to the quality of the Company's retail store operators; and (7) the Company's ability to integrate and assimilate the acquisition of Dick's Supermarkets, Inc. and to achieve, on a timely basis, the Company's anticipated benefits and synergies thereof. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this release and the Company disclaims any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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


 Item 4.  Procedures and Controls

a. Evaluation of disclosure controls and procedures:
   ------------------------------------------------

     Based on his evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q/A, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b. Changes in internal controls:
   ----------------------------

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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          99.1 Written Statements Pursuant to 18 U.S.C. ss. 1350.

     (b)  Reports on Form 8-K

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




                                    FRESH BRANDS, INC.




Dated:  March 27, 2003              By: /s/ S. Patric Plumley
                                        ----------------------------------------
                                        S. Patric Plumley,
                                        Senior Vice President, Chief
                                        Financial Officer, Secretary and
                                        Treasurer

                                  CERTIFICATION
                                  -------------

I, Elwood F. Winn, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Fresh Brands, Inc.;

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


DATE:  March 27, 2003                 By: /s/ Elwood f. Winn
                                          --------------------------------------
                                          Elwood F. Winn,
                                          President and Chief Executive Officer

                                  CERTIFICATION
                                  -------------

I, S. Patric Plumley, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Fresh Brands, Inc.;

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


DATE:  March 27, 2003                 By: /s/ S. Patric Plumley
                                         ---------------------------------------
                                          S. Patric Plumley,
                                          Senior Vice President, Chief Financial
                                          Officer Secretary and Treasurer