Form 10-Q/A
period 2002-07-13
FRESH BRANDS INC
filed 2003-03-28
CIK 1135431

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

                          Commission File Number 000-32825
                               FRESH BRANDS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                WISCONSIN                                39-2019963
------------------------------------------        ---------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.

            2215 Union Avenue
           Sheboygan, Wisconsin                             53081
------------------------------------------        ---------------------------
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

                      FRESH BRANDS, INC.

                       FORM 10-Q/A INDEX


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements (Restated)

               Overview                                                        3

               Consolidated Balance Sheets                                     4

               Consolidated Statements of Earnings                             5

               Consolidated Statements of Cash Flows                           6

               Notes to Consolidated Financial Statements                      7

Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                                     12

Item 3.   Quantitative and Qualitative Disclosures
               about Market Risk                                              17

Item 4.   Procedures and Controls                                             17

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders                   19

Item 6.   Exhibits and Reports on Form 8-K                                    19

Signature                                                                    S-1

Certifications                                                               S-2

                          PART I FINANCIAL INFORMATION


Overview

     Our previously issued consolidated balance sheets as of July 13, 2002 and December 29, 2001 and the related consolidated statements of earnings and cash flows for the quarters ended July 13, 2002 and July 14, 2001 have been restated.

     This amendment to our Quarterly Report on Form 10-Q for the quarter ended July 13, 2002 amends and restates those items of the Form 10-Q originally filed on August 23, 2002 (the Original Filing) which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to update such disclosures. Except as required to reflect the effects of the restatement and certain other stylistic changes, all information contained in this amendment is stated as of the date of the Original Filing. For additional information regarding the restatement, see "Notes to Consolidated Financial Statements - Note 6 - Restatement" and to our Annual Report on Form 10-K/A for the year ended December 29, 2001.

Item 1.  Financial Statements

                                        FRESH BRANDS, INC.

                                   CONSOLIDATED BALANCE SHEETS
(In thousands)
-------------------------------------------------------------------------------------------------------
                                                                 Restated                 Restated
                                                                 July 13,               December 29,
Assets                                                             2002                     2001
-------------------------------------------------------------------------------------------------------
Current assets:
     Cash and equivalents                                     $      14,327           $      11,501
     Receivables, net                                                11,953                  10,884
     Inventories                                                     29,809                  34,538
     Land and building held for resale                                4,255                   4,770
     Other current assets                                             3,338                   2,220
     Deferred income taxes                                            4,459                   4,459
-------------------------------------------------------------------------------------------------------
     Total current assets                                            68,141           $      68,372
-------------------------------------------------------------------------------------------------------

Noncurrent receivable under capital subleases                         8,954                   9,278
Property and equipment, net                                          29,185                  26,513
Property under capital leases, net                                   10,163                  10,604
Goodwill, net                                                        20,280                  20,280
Other noncurrent assets, net                                          4,678                   3,273
-------------------------------------------------------------------------------------------------------
Total assets                                                  $     141,401           $     138,320
=======================================================================================================

Liabilities and Shareholders' Investment
-------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                         $      30,567           $      33,293
     Accrued salaries and benefits                                    5,949                   7,845
     Accrued insurance                                                2,730                   2,665
     Other accrued liabilities                                        7,305                   3,942
     Current obligations under capital leases                         1,271                   1,192
     Current maturities of long-term debt                               343                     323
-------------------------------------------------------------------------------------------------------
     Total current liabilities                                       48,165                  49,260
-------------------------------------------------------------------------------------------------------

Long-term obligations under capital leases                           20,102                  20,808
Long-term debt                                                       19,155                  16,569
Deferred income taxes                                                 1,103                   1,103
Shareholders' investment:
     Common stock                                                       438                     438
     Additional paid-in capital                                      15,527                  15,371
     Retained earnings                                               78,734                  75,840
     Treasury stock                                                 (41,823)                (41,069)
-------------------------------------------------------------------------------------------------------
     Total shareholders' investment                                  52,876                  50,580
-------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' investment                $     141,401           $     138,320
=======================================================================================================
See notes to consolidated financial statements.

                                        FRESH BRANDS, INC.

                              CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)
-------------------------------------------------------------------------------------------------------------------

                                                          Restated                           Restated
                                                   For the 12-weeks ended             For the 28-weeks ended
-------------------------------------------------------------------------------------------------------------------

                                              July 13, 2002     July 14, 2001     July 13, 2002    July 14, 2001
-------------------------------------------------------------------------------------------------------------------

Net sales                                      $  146,921        $  130,682        $  331,060       $  284,502

Cost of products sold                             117,784           107,618           266,006          235,433
-------------------------------------------------------------------------------------------------------------------

Gross profit                                       29,137            23,064            65,054           49,069

Selling and administrative expenses                23,917            18,798            53,854           40,317

Depreciation and amortization                       1,760             1,404             4,055            3,003
-------------------------------------------------------------------------------------------------------------------

Operating income                                    3,460             2,862             7,145            5,749

Interest income                                        34               196                37              584

Interest expense                                     (386)             (250)             (936)            (534)
-------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                        3,108             2,808             6,246            5,799

Provision for income taxes                          1,198             1,067             2,422            2,203
-------------------------------------------------------------------------------------------------------------------

Net earnings                                   $    1,910        $    1,741        $    3,824       $    3,596
===================================================================================================================


Earnings per share - basic                     $     0.37        $     0.33        $     0.74       $     0.67

Earnings per share - diluted                   $     0.36        $     0.33        $     0.73       $     0.67


Weighted average shares and
equivalents outstanding:

     Basic                                          5,174             5,204             5,169            5,375

     Diluted                                        5,270             5,251             5,266            5,398


Cash dividends paid per share of               $     0.09        $     0.09        $     0.18       $     0.18
     common stock
===================================================================================================================

See notes to consolidated financial statements.

                                             FRESH BRANDS, INC.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
----------------------------------------------------------------------------------------------------------------------
                                                                                           Restated
                                                                                    For the 28-weeks ended
                                                                            July 13,  2002            July 14, 2001
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                           $       3,824             $       3,596
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                              4,055                     2,969
         Deferred income taxes                                                          -                      (160)
     Changes in assets and liabilities:
         Receivables                                                               (1,069)                    2,988
         Inventories                                                                4,729                    (1,287)
         Other current assets                                                        (603)                   (3,893)
         Accounts payable                                                          (2,726)                    2,031
         Accrued liabilities                                                        1,688                       (75)
----------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                            9,898                     6,169
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                          (7,650)                     (880)
     Receipt of principal amounts under capital subleases                             283                       198
     Acquisition, net of cash acquired                                                  -                   (27,298)
----------------------------------------------------------------------------------------------------------------------
Net cash flows from investing activities                                           (7,367)                  (27,980)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in revolver activity                                                3,100                    15,500
     Payment for acquisition of treasury stock                                     (1,540)                   (6,828)
     Payment of cash dividends                                                       (931)                     (961)
     Exercise of stock options                                                        772                       546
     Principal payments on capital lease obligations                                 (627)                     (422)
     Principal payments on long-term debt                                            (494)                     (105)
     Other financing activities                                                        15                        24
     Long term debt borrowing                                                           -                       378
----------------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities                                              295                     8,132
----------------------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS:
     Net change                                                                     2,826                   (13,679)
     Balance, beginning of period                                                  11,501                    31,309
----------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                      $      14,327             $      17,630
======================================================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                                                          $         954             $         494
     Income taxes paid                                                                315                     1,956



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

(In thousands, except per share data)
----------------------------------------------------------------------------------------------------------------------
                                                    Restated                                 Restated
                                             For the 12-weeks ended                   For the 28-weeks ended
                                       July 13, 2002        July 14, 2001        July 13, 2002       July 14, 2001
----------------------------------------------------------------------------------------------------------------------
Revenues                             $         146,921   $         144,377    $         331,060    $         328,891
Net income                                       1,910               1,615                3,824                3,046

Net income per share:
   Basic                             $            0.37   $            0.31    $            0.74    $            0.57
   Diluted                           $            0.36   $            0.31    $            0.73    $            0.56
----------------------------------------------------------------------------------------------------------------------

 (3)  Other Current Assets

(In thousands)
-------------------------------------------------------------------------------------------------
                                                    July 13, 2002         December 29, 2001
-------------------------------------------------------------------------------------------------
Prepaid expenses                                $           2,208         $            1,268
Retail systems and supplies for resale                        564                        426
Receivable under capital subleases                            566                        526
-------------------------------------------------------------------------------------------------

Other current assets                            $           3,338         $            2,220
=================================================================================================

(4)  Segment Reporting

     Summarized financial information for the second quarter and year-to-date of 2002 and 2001 concerning our reportable segments is shown in the following tables (in thousands):

------------------------------------------------------------------------------------------------------------------
                                             For the 12-weeks ended                For the 28-weeks ended
Sales                                    July 13, 2002      July 14, 2001      July 13, 2002       July 14, 2001
------------------------------------------------------------------------------------------------------------------
Wholesale sales                         $     110,849      $     103,060      $     250,765       $     230,071
Intracompany sales                            (36,383)           (30,301)           (84,676)            (66,092)
Net wholesale sales                            74,466             72,759            166,089             163,979
Retail sales                                   72,455             57,923            164,971             120,523
------------------------------------------------------------------------------------------------------------------
Total sales                             $     146,921      $     130,682      $     331,060       $     284,502
==================================================================================================================

------------------------------------------------------------------------------------------------------------------
                                                    Restated                              Restated
                                             For the 12-weeks ended                For the 28-weeks ended
Earnings Before Income Tax               July 13, 2002      July 14, 2001      July 13, 2002       July 14, 2001
------------------------------------------------------------------------------------------------------------------
Wholesale                               $       2,309      $       1,914      $       5,491       $       4,349
Retail                                          1,151                948              1,654               1,400
Total operating income                          3,460              2,862              7,145               5,749
Interest income                                    34                196                 37                 584
Interest expense                                 (386)              (250)              (936)               (534)
------------------------------------------------------------------------------------------------------------------
Earnings before income taxes            $       3,108      $       2,808      $       6,246       $       5,799
==================================================================================================================

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


(6)  Restatement

     Our previously issued quarterly consolidated balance sheets as of July 13, 2002 and the related consolidated statements of earnings, shareholders' investment and cash flows for the 12-weeks then ended have been restated for the items described below. Additionally, our previously issued consolidated balance sheet as of December 29, 2001 and the related consolidated statements of earnings, shareholders' investment, and cash flows for the year then ended have been restated in our 2001 10-K/A.

Receivables, net
     As more fully described within the caption addressing cost of products sold, we understated our cost of products sold due to an error related to a unique supply relationship we have with one of our direct store delivery meat vendors. Accurately stating cost of products sold resulted in a reduction to receivables, net, at December 29, 2001.

     Additionally, we corrected an error to recognize patronage dividends on an accrual basis rather than the cash basis. This correction resulted in an increase inreceivables, net, at July 13, 2002 and December 29, 2001.

Inventories
     Inventory balances were adjusted to recognize the reduction in inventory values reflecting cash discounts received by us from our vendors. The correction reduced inventory balances at July 13, 2002 and December 29, 2001.

     We did not fully eliminate intercompany profit recorded within our inventory balance. Correction of this error resulted in a reduction in the reported inventory balance at July 13, 2002 and December 29, 2001.

Accounts payable
     Accounts payable were reduced to reflect our estimate of the underlying vendor liability based on the best information available at the balance sheet date. Correction of this error impacted our periods ended July 13, 2002 and December 29, 2001.

Accrued insurance
     Accrued insurance was reduced to reflect our estimate of the underlying employee health insurance liability based on the best information available at the balance sheet date. Correction of this error impacted our periods ended July 13, 2002 and December 29, 2001.

Other accrued liabilities
     The originally reported tax liabilities were increased to reflect the impact of the adjustments described in this note, impacting our periods ended July 13, 2002 and December 29, 2001.

Cost of products sold
     We understated our cost of products sold due to an error related to a unique supply relationship we have with one of our direct store delivery meat vendors. Orders from nine supermarkets were delivered by the vendor to our meat distribution center and shipped by us to these stores. Sales were properly recorded, but we inadvertently failed to record accurately the corresponding cost of products sold. Correction of this error resulted in adjustments in our periods ended July 13, 2002 and July 14, 2001.

Provision for income taxes
     The tax provision for all periods disclosed was restated for the impact of adjustments described above.

     The following tables present the changes that have been made to the consolidated balance sheet as of July 13, 2002 and the related consolidated statements of earnings for the 12-weeks ending July 13, 2002 as a result of the restatement. The changes made to the consolidated balance sheet as of December 29, 2001, and the related consolidated statements of earnings for the quarters in 2001 are presented within the quarterly financial information note included within the 2001 10-K/A, as such, these changes are not included herein. There were no net changes in earnings for the 28-weeks ending July 13, 2002 or in operating, financing or investing cash flows for the 12-weeks ending July 13, 2002 and July 14, 2001.

(In thousands)
------------------------------------------------------------------------------------------------------------
Condensed Balance Sheet
                                                                           July 13, 2002
------------------------------------------------------------------------------------------------------------

                                                                As Previously
                                                                  Reported              As Restated
------------------------------------------------------------------------------------------------------------
Receivables, net                                         $          11,868          $         11,953
Inventories                                                         30,223                    29,809
Total current assets                                                68,470                    68,141
Total assets                                                       141,730                   141,401
Accounts payable                                                    31,255                    30,567
Accrued insurance                                                    3,215                     2,730
Other accrued liabilities                                            6,979                     7,305
Total current liabilities                                           49,012                    48,165
Retained earnings                                                   78,216                    78,734
Total shareholders' investment                                      52,358                    52,876
Total liabilities and shareholders' investment                     141,730                   141,401
------------------------------------------------------------------------------------------------------------


(In thousands except per share data)
------------------------------------------------------------------------------------------------------------
Condensed Earnings Statement                                          For the 12-weeks ended
                                                                           July 13, 2002
------------------------------------------------------------------------------------------------------------
                             As Previously Reported
                                                                                         As Restated
------------------------------------------------------------------------------------------------------------
Cost of products sold                                    $        117,826          $         117,784
Gross profit                                                       29,095                     29,137
Operating income                                                    3,418                      3,460
Earnings before income taxes                                        3,066                      3,108
Provision for income taxes                                          1,182                      1,198
Net earnings                                                        1,884                      1,910
Earnings per share - basic                                            .36                        .37
Earnings per share - diluted                                          .36                        .36
------------------------------------------------------------------------------------------------------------


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

General
     Our previously issued consolidated balance sheets as of July 13, 2002 and December 29, 2001 and the related consolidated statements of earnings and cash flows for the 12-week and 28-week periods ending July 13, 2002 and July 14, 2001 have been restated.

     The following managements' discussion and analysis has been restated to reflect the changes more fully described within note 6 of the notes to the consolidated financial statements.

     As of July 13, 2002, we owned 27 supermarkets and franchised an additional 72 supermarkets. This compares to 27 owned supermarkets and 70 franchised supermarkets as of July 14, 2001. Nineteen of our corporate supermarkets operate under the Piggly Wiggly(R) banner, eight of them operate under the Dick's(R) Supermarket's banner and all of our franchised supermarkets operate under the Piggly Wiggly banner. We are the primary supplier to all 99 supermarkets and also serve as a wholesaler to a number of smaller, independently operated supermarkets and convenience stores. All of our supermarkets and other wholesale customers are located in Wisconsin and northern Illinois.

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

----------------------------------------------------------------------------------------------------------------------
                                                           Restated                                       Restated
                                    Restated              Percentage              Restated               Percentage
                              Percent of net sales          change          Percent of net sales           change
----------------------------------------------------------------------------------------------------------------------
                                                         July 13, 2002                                  July 13, 2002
                             For the 12-weeks ended           vs.         For the 28-weeks ended            vs.
                          July 13, 2002   July 14, 2001  July 14, 2001    July 13, 2002  July 14, 2001  July 14, 2001
----------------------------------------------------------------------------------------------------------------------
Net sales                    100.0%          100.0%           12.4%         100.0%          100.0%          16.4%
Retail sales                  49.3%           44.3%           25.1%          49.8%           42.4%          36.9%
Net wholesale sales           50.7%           55.7%            2.3%          50.2%           57.6%           1.3%

Gross margin                  19.8%           17.6%           26.3%          19.7%           17.2%          32.6%
Operating & admin
expenses                      17.5%           15.5%           27.1%          17.5%           15.2%          33.7%
Operating income               2.3%            2.2%           20.9%           2.2%            2.0%          24.3%
Earnings before income
  taxes                        2.1%            2.1%           10.7%           1.9%            2.0%           7.7%
Net earnings                   1.3%            1.3%            9.7%           1.2%            1.3%           6.3%
----------------------------------------------------------------------------------------------------------------------

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

Net Earnings
     Operating income for the 12- and 28-week periods ended July 13, 2002 increased 20.9% and 24.3%, respectively to $3.4 million and $7.1 million, compared to $2.9 million and $5.7 million, respectively, for the same periods in 2002. As a percent of net sales, our operating income in the second quarter and first half of 2002 was 2.3% and 2.2%, compared to 2.2% and 2.0% for the same periods in 2001. Our earnings before income taxes for the second quarter and first half of 2002 increased 10.7%
and 7.7%, respectively, to $3.1 million and $6.2 million, compared to $2.8 million and $5.8 million for the same periods of 2001. Our interest expense increased $136,000 in the second quarter of 2002 as a result of the acquisition of Dick's in June 2001 and borrowing on our revolving credit agreement for additional working capital needs. As a percent of sales, earnings before income taxes remained constant between quarters at 2.1% for the second quarter of 2002 and 2001. Net earnings for the 12- and 28-week periods ended July 13, 2002 increased 9.7% and 6.3%, respectively, to $1.91 million and $3.82 million compared to $1.74 million and $3.60 million, respectively, for the same periods in 2001. Diluted earnings per share for the second quarter and first half of 2002 increased 9.1% and 7.8%, respectively to a record $0.36 and $0.73 compared to $0.33 and $0.67, respectively for the same periods in 2001. The weighted average common shares and equivalents for the second quarter and first half of 2002 were 5,270,000 and 5,266,000, compared to 5,251,000 and 5,398,000 for the same periods in 2001.

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

Liquidity and Capital Resources
Summary
     At July 13, 2002, we had cash and equivalents totaling $14.3 million. At year-end 2001, cash and equivalents aggregated $11.5 million. Our net cash inflow of approximately $2.8 million was attributable to various operational, investing and financing activities as described below. Our working capital position at July 13, 2002 was $19.6 million, compared to $19.1 million at December 29, 2001. Our current ratio at July 13, 2002 was 1.41 to 1.00, compared to 1.39 to 1.00 at December 29, 2001, with cash and equivalents contributing approximately $14.3 million to working capital. As of July 13, 2002, we had unsecured revolving bank credit facilities aggregating $35.0 million, with $18.4 million remaining available for use. Our current working capital levels provide us with a very favorable and strong liquidity position. We have recently amended our revolving credit agreement with our banks. The amendment resulted in certain changes to our negative covenants and we expect our interest expense to increase as a result of the amendments. We continue to remain in compliance with all credit facility debt covenants.

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

Cash Flows From Financing Activities
     For the 28-week period ended July 13, 2002, our net cash inflows from financing activities totaled approximately $300,000 compared to nearly $8.1 million in inflows for the same period in 2001. The change was primarily due to borrowings of $15.5 million against our revolving line of credit in 2001. In the second quarter of 2001, we entered into a new $35.0 million bank revolving credit facility. We borrowed $12.5 million under our new revolving credit facility to fund a portion of the purchase price of Dick's Supermarkets, Inc. in June of 2001. Subsequently, we borrowed additional amounts to fund our working capital requirements, including our increased working capital requirements due to the Dick's acquisition. We owed approximately $16.6 million under the revolving credit facility at the end of the second quarter of 2002. Our ratio of total liabilities to shareholders' investment for the 2002 second quarter was down from the second quarter of 2001 to 1.67 from 1.73. Our ratio remains very low relative to our publicly-held peer group companies.

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

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

Certain matters discussed in our 10-Q/A are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we believe, anticipate, expect or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Specifically, forward-looking statements include our statements about (a) our 2002 earnings expectations; (b) our plans to remodel existing supermarkets, open additional corporate supermarkets and convert existing supermarkets to franchised supermarkets; (c) our expectations regarding our future same store sales growth; (d) potential increases in our health care costs and our plans to offset the impact of these cost increases; (e) our expectations regarding our net earnings to sales ratio; (f) the cost, timing and results of our new business information technology systems replacement project; and (g) the expected increase in interest expense as a result of interest rate changes associated with our amended debt covenant. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited, to the following: (1) the cost and results of our new business information technology systems replacement project; (2) the presence of intense competitive market activity in our market areas, including competition from warehouse club stores and deep discount supercenters; (3) our ability to identify and develop new market locations and/or acquisition candidates for expansion purposes; (4) our continuing ability to obtain reasonable vendor marketing funds for promotional purposes; (5) our ability to continue to recruit, train and retain quality franchise and corporate retail store operators; (6) the potential recognition of repositioning charges resulting from potential closures, conversions and consolidations of retail stores due principally to the competitive nature of the industry and to the quality of our retail store operators; (7) the final cost and results of, and the diversion of management's time and attention in connection with, its financial statement restatements; and (8) our ability to integrate and assimilate the acquisition of Dick's Supermarkets, Inc. and to achieve, on a timely basis, our anticipated benefits and synergies thereof. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this release and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

                                           For                                 Withheld
                              ----------------------------           ----------------------------

                                Votes           Percentage            Votes            Percentage
                                -----           ----------            -----            ----------
Martin Crneckiy, Jr.          3,762,958            86.5%             589,534              13.5%
R. Bruce Grover               3,756,144            86.3%             596,348              13.7%
Elwood F. Winn                3,563,136            81.9%             789,356              18.1%

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




                                      FRESH BRANDS, INC.




Dated:  March 27 2003                 By: /s/ S. Patric Plumley
                                         ---------------------------------------
                                          S. Patric Plumley
                                          Senior Vice President, Chief Financial
                                          Officer Secretary and Treasurer

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


DATE:  March 27, 2003                 By: /s/ Elwood F. Winn
                                         ---------------------------------------
                                          Elwood F. Winn,
                                          President and Chief Executive Officer

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