Form 10-Q/A
period 2002-10-05
FRESH BRANDS INC
filed 2003-03-28
CIK 1135431

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

                          Commission File Number 000-32825

                               FRESH BRANDS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                WISCONSIN                                 39-2019963
-------------------------------------------       ----------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.

            2215 Union Avenue
           Sheboygan, Wisconsin                              53081
-------------------------------------------       ----------------------------
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

                               FRESH BRANDS, INC.

                                FORM 10-Q/A INDEX



PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.   Financial Statements (Restated)

          Overview                                                             3

          Consolidated Balance Sheets                                          4

          Consolidated Statements of Earnings                                  5

          Consolidated Statements of Cash Flows                                6

          Notes to Consolidated Financial Statements                           7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................     12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....     20

Item 4.   Procedures and Controls........................................     20

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...............................     21


           Signature.....................................................    S-1


           Certifications................................................    S-2

PART I - FINANCIAL INFORMATION



Overview



     Our previously issued consolidated balance sheets as of October 5, 2002 and December 29, 2001 and the related consolidated statements of earnings and cash flows for the quarters ended October 5, 2002 and October 6, 2001 have been restated.

     This amendment to our Quarterly Report on Form 10-Q for the quarter ended October 5, 2002 amends and restates those items of the Form 10-Q originally filed on November 19, 2002 (the Original Filing) which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to update such disclosures. Except as required to reflect the effects of the restatement and certain other stylistic changes, all information contained in this amendment is stated as of the date of the Original Filing. For additional information regarding the restatement, see "Notes to Consolidated Financial Statements - Note 5 - Restatement" and to our Annual Report on Form 10-K/A for the year ended December 29, 2001.

Item 1.    Financial Statements

                                             FRESH BRANDS, INC.

                                        CONSOLIDATED BALANCE SHEETS

(in thousands)
-------------------------------------------------------------------------------------------------------------
                                                                  Restated                 Restated
                                                                 October 5,              December 29,
                                                                    2002                     2001
-------------------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                               $          12,925          $        11,501
     Receivables                                                        13,621                   10,884
     Inventories                                                        33,411                   34,538
     Land and building held for resale                                   7,780                    4,770
     Other current assets                                                3,164                    2,220
     Deferred income taxes                                               4,459                    4,459
-------------------------------------------------------------------------------------------------------------
         Total current assets                                           75,360                   68,372
-------------------------------------------------------------------------------------------------------------

Noncurrent receivables under capital subleases                           8,815                    9,278
Property under capital leases, net                                       9,974                   10,604
Property and equipment, net                                             29,051                   26,513
Goodwill                                                                20,280                   20,280
Other noncurrent assets                                                  5,523                    3,273
-------------------------------------------------------------------------------------------------------------
         Total assets                                        $         149,003        $         138,320
=============================================================================================================

Liabilities and Shareholders' Investment
-------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                        $          29,746        $          33,293
     Accrued salaries and benefits                                       7,317                    7,845
     Accrued insurance                                                   2,842                    2,665
     Other accrued liabilities                                           7,587                    3,942
     Current obligations under capital leases                            1,304                    1,192
     Current maturities of long-term debt                                  306                      323
-------------------------------------------------------------------------------------------------------------
         Total current liabilities                                      49,102                   49,260
-------------------------------------------------------------------------------------------------------------

Long-term obligations under capital leases                              19,799                   20,808
Long-term debt                                                          25,373                   16,569
Deferred income taxes                                                    1,103                    1,103
Shareholders' investment:
     Common stock                                                          438                      438
     Additional paid-in capital                                         15,527                   15,371
     Retained earnings                                                  79,713                   75,840
     Treasury stock                                                    (42,052)                 (41,069)
-------------------------------------------------------------------------------------------------------------
     Total shareholders' investment                                     53,626                   50,580
-------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' investment      $         149,003        $         138,320
=============================================================================================================
See notes to consolidated financial statements.



                                                FRESH BRANDS, INC.

                                        CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)
----------------------------------------------------------------------------------------------------------------------------------
                                                   For the 12-weeks ended                       For the 40-weeks ended
----------------------------------------------------------------------------------------------------------------------------------
                                                                      Restated                                      Restated
                                            October 5, 2002        October 6, 2001        October 5, 2002        October 6, 2001

Net sales                                   $       141,860           $    144,042          $     472,920          $     428,543

Cost of products sold                               113,688                115,721                379,694                351,153
----------------------------------------------------------------------------------------------------------------------------------

Gross profit                                         28,172                 28,321                 93,226                 77,390

Selling and administrative expenses                  23,574                 23,612                 77,429                 63,929

Depreciation and amortization                         1,829                  1,976                  5,885                  4,979
----------------------------------------------------------------------------------------------------------------------------------

Operating income                                      2,769                  2,733                  9,912                  8,482

Interest income                                           2                     16                     39                    600

Interest expense                                       (427)                  (341)                (1,362)                  (876)
----------------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                          2,344                  2,408                  8,589                  8,206

Provision for income taxes                              901                    918                  3,323                  3,120
----------------------------------------------------------------------------------------------------------------------------------

Net earnings                                $         1,443           $      1,490          $       5,266          $       5,086
==================================================================================================================================

Earnings per share - basic                  $          0.28           $       0.30          $       1.02           $        0.96

Earnings per share - diluted                $          0.28           $       0.29          $       1.00           $        0.96

Weighted average shares and
 equivalents outstanding:
      Basic                                           5,143                  5,033                  5,161                  5,274
      Diluted                                         5,207                  5,097                  5,249                  5,304

Cash dividends paid per share of
  common stock                              $          0.09           $       0.09          $       0.27           $        0.27
==================================================================================================================================


See notes to consolidated financial statements.


                                             FRESH BRANDS, INC.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 For the 40-Weeks Ended
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Restated
                                                                                             Oct. 5, 2002       Oct. 6, 2001
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net earnings                                                                           $         5,266      $         5,086
     Adjustments to reconcile net earnings to net cash provided by operating activities
         Depreciation and amortization                                                                5,885                4,943
         Deferred income taxes                                                                            -                 (160)
     Changes in assets and liabilities
         Receivables                                                                                 (2,737)               1,219
         Inventories                                                                                  1,128               (3,319)
         Other current assets                                                                        (3,964)              (1,196)
         Accounts payable                                                                            (3,547)                (494)
         Accrued liabilities                                                                          3,452                  (56)
--------------------------------------------------------------------------------------------------------------------------------
Net cash flows provided by operating activities                                                       5,483                6,023
--------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
     Capital expenditures                                                                           (10,002)              (4,233)
     Proceeds from sale of assets                                                                        24                2,184
     Receipt of principal amounts under capital sublease agreements                                     405                  283
     Acquisition, net of cash acquired                                                                    -              (27,260)
--------------------------------------------------------------------------------------------------------------------------------
Net cash flows used in investing activities                                                          (9,573)             (29,026)
--------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
     Net change in revolver activity                                                                  9,050               12,900
     Payment for acquisition of treasury stock                                                       (1,843)              (8,258)
     Payment of cash dividends                                                                       (1,394)              (1,414)
     Exercise of stock options                                                                          772                1,078
     Principal payments on capital lease obligations                                                   (895)                (604)
     Long term debt borrowing                                                                             -                  335
     Principal payments on long-term debt                                                              (265)                (196)
     Receipt for sale of treasury stock                                                                  65                    -
     Other financing activities                                                                          24                   24
--------------------------------------------------------------------------------------------------------------------------------
Net cash flows provided by financing activities                                                       5,514                3,865
--------------------------------------------------------------------------------------------------------------------------------

Cash and Equivalents:
     Net change                                                                                       1,424              (19,138)
     Balance, beginning of period                                                                    11,501               31,309
--------------------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                                      $        12,925      $        12,171
================================================================================================================================

Supplemental Cash Flow Disclosures:
     Interest paid                                                                          $         2,071      $           858
     Income taxes paid                                                                                2,447                4,012

See notes to restated consolidated financial statements.

                               FRESH BRANDS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The financial statements included herein have been prepared by us without audit. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, we believe that the disclosures are adequate to make the information presented not misleading. The interim financial statements furnished with this report reflect all adjustments (consisting of a normal recurring nature), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our 2001 annual report to shareholders, as incorporated by reference in our Form 10-K/A for the fiscal year ended December 29, 2001. The 2001 financial statements included within this Form 10-Q /A reflect restated numbers as described in note 5.

2.   Other Current Assets

(in thousands)
----------------------------------------------------------------------------------------------------------------------
                                                                    October 5, 2002          December 29, 2001
----------------------------------------------------------------------------------------------------------------------
Prepaid expenses                                                     $       1,937            $       1,268
Retail systems and supplies for resale                                         643                      426
Receivables under capital subleases                                            584                      526
----------------------------------------------------------------------------------------------------------------------

Other current assets                                                 $       3,164            $       2,220
======================================================================================================================

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

         Summarized financial information for the third quarter and year-to-date of 2002 and 2001 concerning our reportable segments is shown in the following tables (in thousands):

---------------------------------------------------------------------------------------------------------------------
                                              For the 12-weeks ended                   For the 40-weeks ended
Sales                                 October 5, 2002     October 6, 2001     October 5, 2002      October 6, 2001
---------------------------------------------------------------------------------------------------------------------
Wholesale sales                           $   107,516         $   109,280         $   358,281         $   339,351
Intracompany sales                            (35,387)            (38,079)           (120,063)           (104,171)
                                          -----------         -----------         -----------         -----------
Net wholesale sales                            72,129              71,201             238,218             235,180
Retail sales                                   69,731              72,841             234,702             193,363
---------------------------------------------------------------------------------------------------------------------
Total sales                               $   141,860         $   144,042         $   472,920         $   428,543
=====================================================================================================================



---------------------------------------------------------------------------------------------------------------------
                                                For the 12-weeks ended                  For the 40-weeks ended
                                                              Restated                                Restated
---------------------------------------------------------------------------------------------------------------------
Earnings Before Income Tax            October 5, 2002     October 6, 2001     October 5, 2002     October 6, 2001
---------------------------------------------------------------------------------------------------------------------
Wholesale                                 $     2,308         $     2,076         $     7,792         $     6,492
Retail                                            461                 657               2,120               1,989
                                          -----------         -----------         -----------         -----------
Total operating income                          2,769               2,733               9,912               8,482
Interest income                                     2                  16                  39                 600
Interest expense                                 (427)               (341)             (1,362)               (876)
---------------------------------------------------------------------------------------------------------------------
Earnings before income taxes              $     2,344         $     2,408         $     8,589         $     8,206
=====================================================================================================================

4.   New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with this statement. Other intangible assets will continue to be amortized over their useful lives. Under these statements, business combinations initiated after June 30, 2001 are required to be accounted for under the purchase method of accounting and new criteria has been established for recording intangible assets separate from goodwill. During the first quarter of fiscal 2002, we implemented SFAS No. 142 and ceased amortization on goodwill and intangible assets deemed to have indefinite lives. The total goodwill amortization for the 12-week and 40-week periods ended October 6, 2001 was $266,000 and $375,000, respectively. For fiscal 2002, we anticipate that the application of the nonamortization provisions is expected to have a positive impact on operating income of approximately $1.0 million. Also, during the first quarter of fiscal 2002, we performed the required impairment test of goodwill as of December 29, 2001 and determined that no impairment existed. The impacts to date of adopting Statement 142 for the three and nine months ended June 30, 2002 and July 1, 2001 are as follows:

---------------------------------------------------------------------------------------------------------------------
                                                         For the 12-weeks ended          For the 40-weeks ended
---------------------------------------------------------------------------------------------------------------------
                                                                        Restated                         Restated
                                                       October 5,      October 6,        October 5,      October 6,
                                                          2002            2001              2002            2001
Reported net income                                    $    1,443      $    1,490      $    5,266       $    5,086
Add back: Goodwill amortization, net of tax of
  $102 and $146                                                -              159              -               229
---------------------------------------------------------------------------------------------------------------------
Adjusted net income                                    $    1,443      $    1,751      $    5,266       $    5,461
=====================================================================================================================

BASIC EARNINGS PER SHARE:
Reported net income                                           .28             .30            1.02              .96
Goodwill amortization                                          -              .03              -               .04
---------------------------------------------------------------------------------------------------------------------
Adjusted net income                                           .28             .33            1.02             1.00
=====================================================================================================================

DILUTED EARNINGS PER SHARE:
Reported net income                                           .28             .29            1.00              .96
Goodwill amortization                                          -              .03              -               .04
---------------------------------------------------------------------------------------------------------------------
Adjusted net income                                           .28             .32            1.00             1.00
=====================================================================================================================

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

5.   Restatement

     Our previously issued quarterly consolidated balance sheets as of October 5, 2002 has been restated for the items described below. Additionally, our previously issued consolidated balance sheet as of December 29, 2001 and the related consolidated statements of earnings, shareholders' investment and cash flows for the year then ended have been restated in our 2001 10-K/A.

Receivables, net
     As more fully described within the caption addressing cost of products sold, we understated our cost of products sold due to an error related to a unique supply relationship we have with one of our direct store delivery meat vendors. Accurately stating cost of products sold resulted in a reduction in receivables, net, at December 29, 2001.

     Additionally, we corrected an error to recognize patronage dividends on an accrual basis rather than the cash basis. This correction resulted in an increase in receivables, net, at October 5, 2002 and December 29, 2001.

Inventories
     Inventory balances were adjusted to recognize the reduction in inventory values reflecting cash discounts received by us from our vendors. The correction reduced inventory balances at October 5, 2002 and December 29, 2001.

     We did not fully eliminate intercompany profit recorded within our inventory balance. Correction of this error resulted in a reduction in the reported inventory balance at October 5, 2002 and December 29, 2001.

Accounts payable
     Accounts payable were reduced to reflect our estimate of the underlying vendor liability based on the best information available at the balance sheet date. Correction of this error impacted our periods ended October 5, 2002 and December 29, 2001.

Accrued insurance
     Accrued insurance was reduced to reflect our estimate of the underlying employee health insurance liability based on the best information available at the balance sheet date. Correction of this error impacted our periods ended October 5, 2002 and December 29, 2001.

Other accrued liabilities
     The originally reported tax liabilities were increasedto reflect the impact of the adjustments described in this note, impacting our periods ended October 5, 2002 and December 29, 2001.

Cost of products sold

     We understated our cost of products sold due to an error related to a unique supply relationship we have with one of our direct store delivery meat vendors. Orders from nine supermarkets were delivered by the vendor to our meat distribution center and shipped by us to these stores. Sales were properly recorded, but we inadvertently failed to record accurately the corresponding cost of products sold. Correction of this error resulted in an increasein our period ended October 6, 2001.

     The following table presents the changes that have been made to the consolidated balance sheet as of October 5, 2002 as a result of the restatement. The changes made to the consolidated balance sheet as of December 29, 2001, and the related consolidated statements of earnings for the quarters in 2001 are presented within the quarterly financial information note included within the 2001 Form 10-K/A, as such, these changes are not included herein.There were no net changes in earnings, operating, financing or investing cash flows for the 12-weeks ended October 5, 2002 and October 6, 2001.

    (In thousands)
------------------------------------------------------------------------------------------------------------
Condensed Balance Sheet
                                                                        October 5, 2002
------------------------------------------------------------------------------------------------------------
                                                          As Previously
                                                            Reported                As Restated
------------------------------------------------------------------------------------------------------------
Receivables, net                                         $   13,536                 $   13,621
Inventories                                                  33,825                     33,411
Total current assets                                         75,689                     75,360
Total assets                                                149,332                    149,003
Accounts payable                                             30,434                     29,746
Accrued insurance                                             3,327                      2,842
Other accrued liabilities                                     7,261                      7,587
Total current liabilities                                    49,949                     49,102
Retained earnings                                            79,195                     79,713
Total shareholders' investment                               53,108                     53,626
Total liabilities and shareholders' investment              149,332                    149,003
------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     Our previously issued consolidated balance sheets as of October 5, 2002 and December 29, 2001 and the related consolidated statements of earnings and cash flows for the 12-week and 40-week periods ending October 5, 2002 and October 6, 2001 have been restated.

     The following managements' discussion and analysis has been restated to reflect the changes more fully described within note 5 of the notes to the consolidated financial statements.

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

RESULTS OF OPERATIONS

     The following table sets forth certain information regarding our results from the 12-weeks ended October 5, 2002 compared to the restated results from the 12-weeks ended October 6, 2001 and the results from 40-weeks ended October 5, 2002 compared to the restated results from the 40-weeks ended October 6, 2001 (in thousands, except per share data):

                     For the 12-weeks ended                         For the 40-weeks ended
                                  Restated         Restated                       Restated          Restated
                      October 5,  October 6,       Variance         October       October 6,        Variance
                        2002        2001     Amount    Percentage   5, 2002         2001       Amount   Percentage
-------------------------------------------------------------------------------------------------------------------
Net sales            $141,860      $144,042    (2,182)    (1.5%)    472,920       $428,543     $44,377      10.4%

Retail sales           69,731        72,841    (3,110)    (4.3%)    234,702        193,363      41,339      21.4%

Wholesale sales        72,129        71,201       928      1.3%     238,218        235,180       3,038       1.3%

Gross profit           28,172        28,321      (149)    (0.5%)     93,226         77,390      15,836      20.5%

Operating and
  administrative
  expenses             25,403        25,588      (185)    (0.7%)     83,314         68,908      14,406      20.9%

Operating income        2,769         2,733        36      1.3%       9,912          8,482       1,430      16.9%
Earnings before
  income taxes          2,344         2,408       (64)    (2.7%)      8,589          8,206         383       4.7%

Net earnings            1,443         1,490       (47)    (3.2%)      5,266          5,086         180       3.5%
Diluted earnings
  per share             $0.28      $   0.29   $ (0.01)    (3.4%)    $  1.00       $   0.96       $0.04       4.2%
-------------------------------------------------------------------------------------------------------------------

     The following table sets forth certain information regarding our results from the 12-weeks ended October 5, 2002, the restated results from the 12-weeks ended October 6, 2001, the results from 40-weeks ended October 5, 2002 and the restated results from the 40-weeks ended October 6, 2001 (in thousands):

--------------------------------------------------------------------------------------------------------------------

                                                                     Percent of Net Sales
------------------------------------------
                                               For the 12-weeks ended                   For the 40-weeks ended
                                           -------------------------------------------------------------------------
                                                                 Restated                             Restated
                                           October 5, 2002   October 6, 2001    October 5, 2002    October 6, 2001
--------------------------------------------------------------------------------------------------------------------
Net sales                                       100.0%             100.0%            100.0%            100.0%
Retail sales                                     49.2%              50.6%             49.6%             45.1%
Wholesale sales                                  50.8%              49.4%             50.4%             54.9%
Gross margin                                     19.9%              19.7%             19.7%             18.1%
Operating and administrative expenses            17.9%              17.8%             17.6%             16.1%
Operating income                                  2.0%               1.9%              2.1%              2.0%
Earnings before income taxes                      1.7%               1.7%              1.8%              1.9%
Net earnings                                      1.0%               1.0%              1.1%               1.2%
--------------------------------------------------------------------------------------------------------------------

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

Item 4.   Procedures and Controls

a. Evaluation of disclosure controls and procedures
   ------------------------------------------------

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

b. Changes in internal controls
   ----------------------------

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibits
          --------

          99.1 Written Statement Pursuant to 18 U.S.C. ss.1350.

     b.   Reports on Form 8-K
          -------------------

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


                                      FRESH BRANDS, INC.
                                      ------------------



DATE:  March 27, 2003                 By: /s/ S. Patric Plumley
                                         ---------------------------------------
                                          S. Patric Plumley,
                                          Senior Vice President, Chief Financial
                                          Secretary and Treasurer

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


DATE:  March 27, 2003                   By: /s/ Elwood F. Winn
                                           -------------------------------------
                                            Elwood F. Winn,
                                            President, Chief Executive Officer

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


DATE:  March 27, 2003                   By: /s/ S. Patric Plumley
                                           -------------------------------------
                                            S. Patric Plumley,
                                            Senior Vice President, Chief
                                            Financial Officer Secretary and
                                            Treasurer