Form 10-K
period 2002-12-28
FRESH BRANDS INC
filed 2003-03-28
CIK 1135431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                   Annual report pursuant to Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 2002 of


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

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not, to the best of our knowledge, be contained in our definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

We are an accelerated filer (as defined in Rule 12b-2 of the Act).

The aggregate market value of Common Stock held by non-affiliates as of March 25, 2003 was $69,215,056. This value includes all of the shares of our Common Stock, except for the shares beneficially owned by our directors and the executive officers listed in Item 1A below.

The number of shares outstanding of our Common Stock as of March 25, 2003 was 5,069,279.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED HEREIN BY REFERENCE:

     Our 2002 Annual Report to Shareholders, which is incorporated by reference into Parts II and IV to the extent indicated therein.

     Our definitive Proxy Statement for our 2003 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year and, upon such filing, will be incorporated by reference into Part III to the extent indicated therein.

                                     PART I

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we believe, anticipate, expect or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Specifically, forward-looking statements include statements about (a) our strategic plan, including our five-year compound annual sales growth goals; (b) our plans to replace or remodel existing supermarkets, open additional corporate supermarkets and convert existing supermarkets to franchised supermarkets; (c) the expected effect of such plans on our sales and earnings; (d) our expectations regarding changes in our sales, gross margin, operating expenses and other measures of our performance in 2003; (e) the effect that our business information technology systems replacement project is expected to have upon our earnings; (f) the possibility that we might incur additional repositioning costs associated with underperforming and non-competitive supermarkets; and (g) the likelihood that we will not continue to repurchase as many shares of our common stock as we have in the past. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect our anticipated results. Such risks and uncertainties include, but are not limited to, the following: (1) the presence of intense competitive market activity in our market areas, including competition from warehouse club stores, deep discount supercenters and limited assortment grocery stores; (2) the cost and results of our new business information technology systems replacement project;
(3) our ability to identify and develop new market locations and/or acquisition candidates for expansion purposes and successfully open new market locations and/or acquire acquisition candidates in accretive transactions; (4) our continuing ability to obtain reasonable vendor marketing funds for promotional purposes; (5) the potential purchase of a significant number of our franchised supermarkets; (6) our continuing ability to purchase merchandise, equipment and supplies through a purchasing cooperative at prices lower than what are otherwise available; (7) our ability to continue to recruit, train and retain quality franchise and corporate supermarket operators; (8) the potential recognition of repositioning charges resulting from potential closures, conversions and consolidations of our supermarkets due principally to the competitive nature of the industry and to the quality of our supermarket operators; and (9) our ability to integrate and assimilate the acquisition of Dick's Supermarkets, Inc. and to achieve, on a timely basis, the anticipated benefits and synergies thereof. We discuss these and other risks in Item 1 - Business - Issues and Uncertainties below. Shareholders, potential investors and other readers are urged to consider these risks carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.  Business.

General

     We are a supermarket retailer and grocery wholesaler through corporate-owned, franchised and independent supermarkets. At the end of 2002, we owned and operated 27 supermarkets and franchised an additional 74 supermarkets, an increase of 2 franchised supermarkets since the end of 2001. These corporate and franchised supermarkets are sometimes collectively referred to in this Form 10-K as "our" supermarkets. Nineteen of our corporate supermarkets operate under the Piggly Wiggly(R) banner and eight of them operate under the Dick's(R) Supermarkets banner. All of our franchised supermarkets operate under the Piggly Wiggly banner. We are the primary supplier to all 101 supermarkets and also serve as a wholesaler to a number of smaller, independently operated supermarkets and convenience stores. All of our supermarkets and other wholesale customers are located in Wisconsin and northern Illinois.

Strategic Plan

     Historically, our revenue growth came in one of three ways. First, we increased our retail sales by expanding the size of our corporate supermarkets and replacing some of our corporate supermarkets with new, larger and more competitive supermarkets. Second, our wholesale business grew as some of our franchisees similarly expanded or replaced their supermarkets. Finally, we converted independent supermarkets in and around our market areas to our Piggly Wiggly(R) brand name. This approach led to a compound annual revenue growth rate of approximately 2.7% during the five-year period ending in 2000.

     In 2001, under the guidance of our Board of Directors, we adopted a new strategic plan which included a goal of trying to achieve a 15% compound annual growth rate in revenue for the five years beginning in 2001. Because the types of expansion opportunities that we had pursued in the past are relatively limited in and around our existing market areas and only resulted in nominal historical revenue growth, we decided to actively explore acquisitions of multiple-store supermarket chains, both within and outside of our current market areas, to help us achieve our revenue growth goals.

     In June 2001, we completed the acquisition of Dick's Supermarkets, Inc., our first multiple-store supermarket chain acquisition. In 2001, our revenue increased by 15.7% largely as a result of this acquisition and we achieved our 2001 revenue growth goal. Although we identified and explored acquiring several multiple-store supermarket chains and other opportunities in 2002, we did not acquire any of them. As a result, our revenue increased by only 7.8% in 2002 and we did not meet our 2002 revenue growth goal.

     We still intend to pursue our growth targets by executing our strategic plan. However, we only intend to effect acquisitions that we believe can be accretive to our earnings and can increase shareholder value. While we have identified several potential acquisition candidates that appear to fit our criteria, we will continue to carefully review all potential acquisition candidates to ensure that our acquisitions are in the best interests of us and our shareholders. There is no assurance that we will be able to acquire any of them or, if we do, that such acquisitions will allow us to achieve our revenue growth goal, will be accretive to our earnings and increase our shareholder value.

Growth Initiatives in 2002

     In 2002 we made major improvements in our distribution operations, including moving our health and beauty care and general merchandise operations out of our existing distribution center and into a new 55,000 square foot facility. This freed up space for an expansion of our produce and grocery operations. We also expanded our warehouse capacity by approximately 30%.

     Some of our other significant growth-related accomplishments in 2002 included:

     o expanded the square footage of selling at our Mequon and Waunakee, Wisconsin franchised supermarkets in April and June, 2002, respectively;

     o converted formerly independent operators into Piggly Wiggly(R) franchised supermarkets in Cambridge and Oostburg, Wisconsin in August and November, 2002, respectively;

     o closed older franchised supermarkets and replacing them with new, larger and more competitive supermarkets in West Bend and Howard, Wisconsin in October and November, 2002, respectively; and

     o opened a replacement corporate supermarket in Zion, Illinois in January 2002.

Growth Initiatives in 2003

     The  following projects are scheduled for completion in 2003:

     o expansion of the square footage of selling space of our Mosinee, Cross Plains and Mayville, Wisconsin franchised supermarkets;

     o replacement of existing franchised supermarkets with new, larger and more competitive supermarkets in Omro, Union Grove and Juneau, Wisconsin;

     o expansion of the square footage of selling of one of our Racine, Wisconsin corporate supermarkets;

     o replacement of a corporate supermarket with a new, larger and more competitive supermarket with a Pig Stop(R)gas station in Sheboygan, Wisconsin; and

     o opening new market corporate supermarkets in Kenosha, Wisconsin and Maquoketa, Iowa.

Retail Operations

     Our supermarkets stock a comprehensive selection of groceries, frozen foods, prepared foods, fresh produce, meat, poultry, eggs and dairy products as well as non-food items, such as health and beauty aids, housewares, magazines and periodicals, video cassette rentals, flowers and plants, greeting cards and general merchandise. See "Our Supermarkets" below for more information. The products in our supermarkets fall within a broad range of branded merchandise and private-label store branded product alternatives. In general, the private-label products have lower selling prices, but higher gross profit margins, than branded merchandise. Consistent with trends generally within the retail supermarket industry, we continue to experience increases in customer demand for store brands and believe that our Topco-procured line of branded products is satisfying this consumer trend. See "Purchasing and Distribution" below for more information. Based on our internal wholesale price index, inflation did not have a significant effect on sales between 2001 and 2002.

     We operate two customer incentive card programs, the Piggly Wiggly Preferred Club(R) Card and the Dick's Savings Club(R) Card. We designed our customer card programs to reward current customers and attract new customers by offering "clipless coupons" on advertised specials, "automatic" savings on store specials and point-of-sale coupons redeemable on future purchases. The cards also double as check-cashing and video rental identification cards. The cards allow us to maintain a valuable, integrated database that we use to identify our best customers and their preferences so that our supermarkets can better serve them.

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

     We believe that many customers choose their supermarket based on the attributes of the produce department. In late 2001, we introduced our "Pampered to Perfection" program, which is a comprehensive program designed to ensure that our supermarkets provide our customers with the highest quality produce possible. As a part of this program, we have thoroughly analyzed our entire process of handling fresh merchandise and created several special warehouse storage environments to assure the proper handling of produce. In addition, we are working with our suppliers to ensure that they share the high standards that we are establishing. This ensures the Pampered to Perfection program sets rigorous standards for fresh produce from the time it is grown to the time it is taken home by customers. Finally, we designed a comprehensive educational program for all of our supermarket produce managers to ensure that they are able to implement the store-level aspects of our Pampered to Perfection program, including our rigorous 128-point produce department inspection and certification.

     Our Preferred Power Pricing and Pampered to Perfection programs have increased average customer transaction totals, contributed to same store sales increases and reversed sales erosion and built incremental sales in key product categories.

Wholesale Operations

     We are the primary supplier to all of our supermarkets. We also serve as a wholesaler to other smaller independent retail supermarkets, although such sales accounted for less than 1% of our 2002 net sales. We supply a variety of products to our supermarkets and other wholesale customers, primarily from our two distribution centers in Sheboygan, Wisconsin. In addition, we provide our supermarkets and other customers with bakery and deli items from our centralized bakery/deli production facility in Platteville, Wisconsin and fresh, frozen and processed meat, eggs and deli products from a third-party distribution facility in Milwaukee, Wisconsin. Additionally, through arrangements with several vendors, we also offer a line of carbonated soft drinks, fruit drinks and drinking and distilled water under our Springtime(TM) label.

     A key part of our wholesale operations is the strong partnership between us and our franchised supermarkets established by our "Fresh Brands Program." This partnership, which results in a coordinated and integrated retail food distribution system that had over $875 million in retail sales in 2002, allows us to leverage the combined buying power of all of our franchised and corporate supermarkets and deliver a powerful and effective promotional vehicle for our participating vendor partners. By operating in this manner, we are able to achieve superior performance compared to traditional wholesalers, which do not coordinate the promotions run by their customers.

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

     o    financing and assistance with lease negotiations;

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

     Another goal of our Fresh Brands Program is to present all of the supermarkets that with a common banner as operating under a unified program so that our customers can treat all such supermarkets as a part of the same supermarket "chain." We do this by coordinating systemwide promotions and other merchandising events in which all of our franchised and corporate supermarkets participate. For example, we control the selection of sale items at all of our supermarkets and produce and distribute weekly newspaper advertising inserts that advertise the same sales at all of the supermarkets operated under the same banner. In addition, we establish various promotions that reward our customers for aggregate amounts of selected items purchased over a period of several weeks. These programs do not differentiate between purchases from our franchised or corporate supermarkets. Other efforts that we undertake to present all of our supermarkets that operate under the same banner as part of a single chain include:

     o    outdoor billboard advertising;

     o    television and radio advertising; and

     o sponsorship of sports entertainment and charitable events, including the Midwest's largest fireworks display at Milwaukee's Summerfest lakefront music festival and a music stage and grab-and-go food and snack store at Summerfest.

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

Our Supermarkets

     Our franchised supermarkets range in size from 10,400 square feet to 55,000 square feet, with an average of 25,700 square feet and our corporate supermarkets range in size from 20,000 square feet to 60,000 square feet, with an average of 36,200 square feet. All of our supermarkets contain several perishable or specialty service departments, including:

o        fresh and processed meat;

o        take-home entrees and snacks;

o        fresh fruits and vegetables;

o        fresh seafood;

o        delicatessen;

o        flowers and plants; and

o        baked goods.

     Several supermarkets also contain or provide one or more of the following:

o        wine and spirit sales;

o        video rentals;

o        lottery sales;

o        photo processing services;

o        TicketMaster(R)ticket centers;

o        in-house banking services; and

o        automated teller machines.

     Certain franchised and corporate supermarkets continue to fail to meet our financial performance goals and we continue to evaluate various business alternatives relating to these supermarkets in order to improve results of operations. Potential alternatives we consider include the sale or conversion of these supermarkets, closing supermarkets and implementing other operational changes.

     The following table shows our development of, and changes in, our franchised and corporate retail supermarkets for the periods presented:

                                                      Number of Supermarkets
                                  -----------------------------------------------------------
                                    Franchised Supermarkets         Corporate Supermarkets
                                  ----------------------------   ----------------------------
                                  1998  1999  2000  2001  2002   1998  1999  2000  2001  2002
                                  ----  ----  ----  ----  ----   ----  ----  ----  ----  ----
Beginning of Year                  68    68    69    71    72     18    18    19    19    27
New Market Supermarkets(a)          1     1     1    --    --     --    --    --    --    --
Replacement Supermarkets(b)         1     1     2     2     2      1    --     1     1     1
Converted to/from Franchise(c)     --    (1)   --    --    --     --     1    --    --    --
Purchased Supermarkets(d)          --    --    --    --    --     --    --    --     8    --
Terminated Operations(e)           (2)   (2)   (2)   (4)   (2)    (1)   --    (1)   (1)   (1)
New Franchises(f)                  --     2     1     3     2     --    --    --    --    --
End of Year                        68    69    71    72    74     18    19    19    27    27
Remodeled and/or Expanded
  Supermarkets(g)                   2     4     2    --     2     --    --    --    --    --
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

Purchasing and Distribution

     We purchase groceries in sufficient volume to qualify for favorable price brackets for most items. We purchase brand name grocery merchandise directly from the manufacturers or processors and purchase produce, meat and seafood from a variety of sources. We purchase substantially all of our private label items and fresh meats through Topco Associates, Inc. Topco is a national purchasing cooperative whose member-owners consist of 53 regional supermarket chains and food services organizations who collectively operate more than 3,000 supermarkets. According to Topco data, its member-owners accounted for approximately 15% of United States grocery store sales volume in 2002. In 2002, purchases through Topco accounted for nearly 12% of our total wholesale and retail inventory purchases. We also purchase supermarket and warehouse equipment and supplies, primarily bags and packaging material, through Topco. Topco's size and purchasing power enable it to employ large-volume, low-cost purchasing techniques on behalf of its member-owners.

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

     We and our direct-contract, third-party distribution center supplied most of the products supplied to our supermarkets in 2002. The remainder of products sold by our supermarkets were supplied by direct store delivery vendors. We operate two distribution centers in Sheboygan, Wisconsin with a total of approximately 425,000 square feet. We supply deli and bakery products from our 20,000 square foot centralized bakery/deli production facility located in Platteville, Wisconsin. While we perform the buying function, a third-party contractor in Milwaukee, Wisconsin performs the distribution services for our meat and dairy operations. We believe that this arrangement provides us with operating cost efficiencies and the ability to expand our wholesale product offerings and better satisfy wholesale customer delivery schedules through improved capacity.

     We operate a leased, full-service trucking fleet, which consists of 25 tractors and 44 refrigerated trailers. We augment our transportation requirements with temporary leasing arrangements as conditions warrant. PW Trucking, Inc., our subsidiary, provides contract and common carrier services throughout our operating territory. Revenues from unrelated parties generated by this business were nominal in 2002 and are expected to be nominal in 2003.

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

     The degree of competition at the retail level varies with supermarket location. Most of our supermarkets compete primarily with local retail operators, virtually all of whom are affiliated with competing wholesalers through arrangements similar to those we have with our franchisees. In some of our supermarket locations, however, we also compete with national and regional retail chain supermarkets, including Kohl's Food Stores, Pick `N Save, Cub Foods, Jewel Food Stores, Sentry Food Stores, Rainbow Foods, Dominick's Finer Foods and Copps Supermarkets. Other competitors include the general merchandise, wholesale club and supercenter format stores, including Wal-Mart Supercenters, Big Kmart stores, SuperTarget stores and ShopKo stores and limited assortment grocery stores, including Aldi and Sav-A-Lot stores. We believe that the principal retail competitive factors include:

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

     Certain of our competitors at both the wholesale and retail level may have a competitive advantage resulting from utilizing lower-cost, non-union workforces. Certain of our competitors have greater financial resources and marketing budgets than we do. Also, certain competitors using the limited assortment grocery store format, general merchandise format, wholesale club format or supercenter format may choose to carry and market a less extensive variety of products, which may allow them to sell such items at a lower per unit cost than we do.

Employees

     As of December 28, 2002, we employed approximately 3,000 persons, including approximately 2,200 in the operation of our corporate retail supermarkets. A majority of our corporate retail supermarket employees are employed on a part-time basis. Of our remaining employees, approximately 200 work at our centralized bakery/deli production facility, approximately 300 are engaged in warehousing and/or trucking activities and approximately 300 are corporate and administrative personnel. One of our 15 collective bargaining agreements has already expired this year and an additional 7 will expire later in 2003. Together these 8 collective bargaining agreements cover approximately 35% of our employees. We do not currently anticipate any strikes, work stoppages or slowdowns in connection with renewing such agreements.

Web Site Information

     Our corporate web site is www.fresh-brands.com. All of our Form 10-Ks, Form 10-Qs and Form 8-Ks, and amendments thereto, are available on this web site as soon as practical after they have been filed with the SEC.

Issues and Uncertainties

     As noted above in Part I - Special Note Regarding Forward-Looking Statements, this annual report contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below, which, among others, should be considered in evaluating our financial outlook.

     We Experience Intense, Ongoing Competition. We compete with other national, regional and local food wholesalers for new franchised supermarket operations, as well as independent customers. Our wholesale competitors include Fleming Companies, Inc., Supervalu Inc., Roundy's, Inc. and Nash Finch Co. Most of our retail supermarkets are located in close proximity to, and experience intense competition from, various national, regional and local chain, franchised and independently operated retail supermarkets. Competing supermarkets include Kohl's Food Stores, Pick `N Save, Cub Foods, Jewel Food Stores, Sentry Food Stores, Rainbow Foods, Dominick's Finer Foods and Copps Supermarkets. New supermarket openings or remodelings by our competitors in our retail markets can materially adversely affect our financial results.

     New "Supercenter" and Other "Alternative Format" Store Openings May Hurt Our Retail Supermarket Business. Our retail supermarkets also compete with "alternative format" food stores, including warehouse club stores, such as Sam's Clubs, deep discount "supercenters," such as Wal-Mart Supercenters, Big Kmart stores, SuperTarget stores and ShopKo stores and limited assortment grocery stores, including Aldi and Sav-A-Lot stores. These competitors have substantially greater financial, marketing and other resources than we have. Over the past several years, a number of these supercenters and warehouse club stores and limited assortment grocery stores have opened in markets where we have one or more retail supermarkets. We believe that additional supercenters and warehouse club stores and limited assortment grocery stores will open in our existing and potential new retail markets in the future. These competitors have had a material adverse impact upon other competing retail supermarkets. The opening of additional new supercenters and warehouse club stores and limited assortment grocery stores in our retail markets may have a material adverse effect on our financial results.

     Our Business Information Systems Are Being Replaced. In August 2001, we announced a three-year, $15 million capital expenditure project to replace and expand our current business information systems. We have expanded this project to include the front-end systems for our stores, including our point-of-sale equipment and software. This will add approximately $5 million to the total project cost. This large investment will result in higher future depreciation costs, which will reduce our net earnings and earnings per share. In addition, we will devote significant management time to complete the project. Ongoing vendor support of certain of our key hardware systems is scheduled to cease in December 2003. There can be no guarantee that our systems replacement project will be successful, or that it can be completed on schedule or on budget. Any failure or significant delay, or any significant cost overruns, will likely materially adversely affect our business, financial condition and results. Additionally, once we have our new business information systems in place, we cannot guarantee that we will be able to realize any significant management, operational or financial benefits.

     We May Not be Able to Successfully Implement Our Growth Strategy. Our strategic plan involves trying to increase our size over the next few years. If we are to be successful in achieving our growth goals, the vast majority of any such potential future growth is likely to come from our acquisition of other retail supermarkets. Through the end of 2002, we have only been able to successfully complete one business acquisition. There is no assurance that we can acquire any additional retail supermarkets or do so on favorable terms. Our failure or delay in acquiring suitable acquisition candidates, or our failure or delay to do so on favorable terms, will substantially limit our ability to achieve our growth objectives and may have a material adverse effect on our financial results. If we incur significant costs in our efforts to acquire other businesses but fail to successfully complete those acquisitions, then our financial results will likely be materially adversely affected.

     Acquiring Additional Businesses Will Require Us to Borrow More. If we are to be successful in acquiring additional businesses, we likely will have to borrow more money. Our current amount of debt already greatly exceeds our historically low debt levels. There can be no assurance that we will be able to borrow sufficient additional money on terms satisfactory to us, if at all, in order to fund our growth plan. If we fail to do so, we will be limited in our ability to make acquisitions for cash. Such a limitation will substantially limit our ability to achieve our growth objectives. Even if we are successful in borrowing more money on favorable terms, our increased debt levels will increase our interest expense levels and may make our financial condition more risky and susceptible to a downturn in our business.

     We May Not be Able to Successfully Integrate Acquired Businesses. Even if we successfully acquire additional businesses, we may not be able to successfully integrate those businesses into ours. As of the end of 2002, we have only acquired and integrated one business. If we are unable to successfully integrate potential future acquired businesses on a timely and effective basis, we may not realize the anticipated financial, operational and other benefits from such acquisitions. We may also incur substantial additional and unanticipated costs and delays in integrating acquired businesses. Any of these failures, delays or additional costs would likely materially adversely affect our financial results. Further, our integration efforts may divert our management's attention away from our existing business.

     Our Acquisition of Additional Retail Supermarkets May Affect Our Gross Profit and Net Earnings as a Percentage of Sales. Compared to our wholesale food business, our retail supermarket operations generally have higher gross profit and lower net earnings as a percentage of sales. If the majority of our growth comes from the acquisition of retail supermarkets and these retail supermarkets have gross and net earnings as a percentage of sales similar to our existing retail supermarkets, our gross profit as a percentage of sales will increase, but our net earnings as a percentage of sales will decrease. A reduction in our earnings as a percentage of sales may have a material adverse effect on the prevailing market price of our common stock.

     Incurrence of Additional Debt May Require us to Reduce or Eliminate Our Cash Dividends and Stock Repurchase Program. We may need to amend our existing loan agreements or enter into new loan agreements to borrow more money to fund our growth strategy. These loan agreements may limit or prohibit our ability to continue to pay cash dividends on, and continue our corporate repurchase program for, our common stock. A reduction or elimination of our cash dividends, or our corporate stock repurchase program, may have a material adverse effect upon the prevailing market price of our common stock.

     Our Growth Strategy May Dilute our Existing Shareholders. We may issue additional common stock to finance some or all of our potential future acquisitions or to raise cash that can be used to either fund future acquisitions or pay off debt incurred to fund prior or then pending acquisitions. Such potential additional share issuances will have a dilutive effect on the relative percentage ownership interests of our existing shareholders and may decrease our earnings per share unless our earnings resulting from such acquisitions also increase to at least offset the additional shares. There can be no assurance that we will be able to increase our net earnings sufficiently from any such potential acquisitions to avoid decreases in our earnings per share. A decrease in our earnings per share may have a material adverse effect upon the prevailing market price of our common stock.

     Our Potential Future Acquisitions May Lower Our Earnings Per Share. There can be no guarantee that we will be able to acquire businesses at prices that will allow such acquired operations to increase our earnings per share. The integration costs and diversion of management's attention to newly acquired businesses, and other potentially higher operating and administrative expenses that are typically incurred in the quarters immediately following business acquisitions, may adversely affect our financial results and may continue to do so unless and until we can successfully integrate the acquired business and fully realize any anticipated financial, operational and other benefits from such acquisitions.

     Potential Future Sales of Our Franchised Supermarkets May Lower Our Earnings. The majority of our supermarkets are owned and operated by franchisees, most of whom own only one or two supermarkets. Certain of our franchisees are approaching retirement age and may, within the next few years, decide to sell their supermarkets. Some of these franchisees may propose to terminate their franchise agreements and sell their supermarkets to parties that do not want to operate the supermarkets as our franchisees. We have a right to purchase our franchised supermarkets upon termination of our franchise agreements and it is likely that we would opt to purchase the majority of our franchised supermarkets in such cases. A significant number of such purchases during a relatively short period would likely result in our spending substantial amounts, probably funded through increased borrowing. Increased debt levels will increase our interest expense levels, may make our financial condition more risky and susceptible to a downturn in our business and may limit our ability to pursue other acquisition opportunities. If we do not exercise our right of first refusal and allow franchised supermarkets to be sold, we will lose the sales and profits associated with these supermarkets.

     Our Ability to Attract and Retain Quality Retail Supermarket Managers and Franchise Operators Will Directly Impact Our Ability to Achieve Certain of Our Growth Objectives. We intend to try to increase the size of our business by acquiring retail supermarkets and increasing the number of our franchised supermarkets. There can be no assurance that we will be able to attract or retain quality retail supermarket managers and franchise operators for these potential additional supermarkets. Failure to successfully attract and retain high quality retail supermarket managers and franchise operators could limit our ability to achieve certain of our important growth objectives.

     Increasing Health Care Costs Have Lowered, and May Continue to Lower, Our Earnings. Like many other companies, we experienced significant increases in our on-going employee health care expenses during the past few years. We believe that these cost increases are likely to continue in the future. In addition, two multiemployer health, welfare and benefits plans provide benefits to our retail union employees. From time to time, theses plans may experience shortfalls because their costs exceed the payments they receive from the companies that participate in the plans. When this happens, we are required to make a supplemental payment to fund a portion of the shortfall. In 2001 and 2002, we were notified we would be required to make supplemental payments of approximately $666,000 to cover such shortfalls. Because we have not been able to recover these cost increases from our customers, these increases have had, and likely will continue to have, a material adverse effect on our financial results.

     Unfavorable Treatment by Our Vendors, Including a Decrease in Our Vendors' Promotional Funds, May Lower Our Earnings. Some of our vendors have been consolidating. This consolidation could decrease the total amount of vendor funds available to grocery wholesalers and retailers, including to us. In addition, vendors are trying to ensure that their promotional fees and allowances are used more effectively by retailers to directly increase the vendors' sales volume. As a result of such efforts, we believe that vendors are increasingly directing the majority of their promotional dollars to larger self-distributing supermarket chains. In addition, vendors sometimes offer our larger competitors promotions, packaging, payment terms and product availability that are not made available to us. We expect these trends to continue. Because we are a relatively small company in our industry, we may not be able to maintain our existing levels of vendor marketing and promotional funds. If we cannot at least maintain our existing level of these funds our financial results will be materially adversely affected.

     We May Incur Future Retail Repositioning Charges. Certain of our franchised and corporate supermarkets continue to experience a variety of operational problems and poor financial performance. In order to further improve our overall financial results, we continue to actively evaluate various business alternatives to these underperforming operations. These alternatives include the potential sale of these supermarkets, conversion of franchised supermarkets into corporate supermarkets (and vice versa), closing supermarkets and implementing other operational changes. It is possible that one or more of these actions may be taken in 2003. Implementing any of these alternatives would result in our incurring significant repositioning or restructuring charges which would materially adversely affect our financial results.

     Our Union Workforce May Be a Disadvantage. As of December 28, 2002, approximately 85% of our employees were covered by union contracts. If we increase the size of our business primarily by acquiring additional retail supermarkets, the percentage of our employees covered by union contracts may increase. Certain of our competitors may have a competitive advantage resulting from utilizing lower-cost, non-union workforces. Also, one or more of our retail supermarkets or wholesale distribution facilities may experience a work stoppage or other labor disruption. Any significant labor disruption involving our employees would have a material adverse effect on our financial results.

     We Are Susceptible to Localized Economic Downturns. All of our operations were located in Wisconsin and northern Illinois. As a result, downturns in the general economy in this geographic region may have a material adverse effect on our financial results. There can be no assurance that we will be able to open or acquire additional wholesale distribution facilities or retail supermarkets in the number of new markets necessary to achieve geographic diversification.

     Our Success is Largely Dependent on Our Senior Management. Our key senior executives have many years of experience in both the supermarket retail and grocery wholesale industries. They have coordinated the formulation of our new growth strategy and are responsible for the development of our strategic growth initiatives, the replacement of our business information systems and our financial results. As a result, our success is largely dependent on the efforts of our senior management team. With one exception, we do not have employment contracts, noncompetition agreements with any of our senior executives and we do not have key-man insurance on any of our senior executives. If we were to lose the services of one or more of our key senior executives, our financial results may be materially adversely affected.

     We May Become Involved in Litigation Related to Product Liability, Food Contamination or Other Claims. Like any other seller of food, we face an inherent risk of exposure to product liability or food contamination claims if the products we sell cause injury or illness. We cannot assure you that our insurance or contractual indemnification protections will be adequate to cover these potential liabilities. If we do not have adequate insurance or contractual indemnification available, product liability claims could have a material adverse effect on our financial results.

     Significant Sales of our Common Stock May Adversely Affect the Prevailing Market Price for Our Common Stock. The average daily trading volume for our common stock on the Nasdaq National Market is very low. As a result, significant purchases or sales of our common stock within a short time period in the public market may result in significant changes in the prevailing market price of our common stock. This relative lack of trading volume makes it difficult to sell significant quantities of our common stock within a short time period in the public market. If we are successful in executing our growth strategy, certain of our larger shareholders may decide that we no longer fit their investment criteria. Sales of significant quantities of our stock by any of our shareholders within a short period of time may adversely affect the prevailing market price of our common stock.

     Certain Wisconsin Laws May Discourage Certain Takeover Proposals. Wisconsin corporate law contains several provisions which may discourage nonnegotiated takeover proposals for us or limit or block certain business combinations between us and one of our major shareholders. Such provisions include (i) limiting the voting power of certain persons owning in excess of 20% of our voting power; (ii) requiring a supermajority vote of shareholders to approve certain business combinations not meeting certain price standards; and (iii) prohibiting certain business combinations between us and one of our major shareholders for a period of three years, unless such acquisition has been approved in advance by our board of directors. Because these provisions may discourage certain acquisition proposals, our shareholders who wish to participate in such a transaction may not have an opportunity to do so.

     Our Shareholder Rights Plan Could Discourage Certain Takeover Proposals. Our shareholder rights plan may discourage a third party from making a proposal to acquire the Company which we have not solicited or do not approve, even if the acquisition would be beneficial to our shareholders. As a result, our shareholders who wish to participate in such a transaction may not have an opportunity to do so.

     Our Articles of Incorporation and Bylaws Contain Certain Anti-Takeover Provisions. Our Articles of Incorporation and Bylaws contain certain provisions that, among other things, provide for staggered terms for members of our board of directors, place certain restrictions on the removal of directors, authorize our board of directors to issue undesignated preferred stock in one or more series without shareholder approval, establish certain procedures to call a special meeting of shareholders, require advance notice for director nominations and certain other matters to be considered at meetings of shareholders and impose supermajority voting requirements on certain amendments to our Articles and Bylaws. These provisions could have the effect of delaying, deferring or preventing a change of control of the Company or the removal of our board of directors or our existing management, even if such actions would be beneficial to our shareholders.

Item 1A. Executive Officers.


Name and Age                Positions and Offices with the Company
------------                --------------------------------------
Walter G. Winding, 61....   Chairman of the Board(a)
Elwood F. Winn, 52.......   President and Chief Executive Officer(a)
Michael R. Houser, 51....   Vice Chairman of the Board, Executive Vice President
                             and Chief Marketing Officer(a)
S. Patric Plumley, 54....   Senior Vice President, Chief Financial Officer,
                             Treasurer and Secretary
John C. Rocker, 48.......   Vice President of Retail Operations of Fresh Brands
                             Distributing, Inc.
Thomas J. Timler, 45.....   Vice President and Chief Information Officer of
                             Fresh Brands  Distributing, Inc.
----------------------

     (a) Messrs. Winding, Winn and Houser are also members of our Board of Directors. Mr. Winding is not our employee.

         All of our executive officers have held the positions indicated above for at least the last five years, except that:

     o Walter G. Winding, who serves as our independent Chairman of the Board, has served as an independent director since 1999 and was elected Chairman of the Board in December 2000. Mr. Winding is, and has been for the past five years, the owner and Chief Executive Officer of Winding and Company, a business consulting firm based in Hartland, Wisconsin. Mr. Winding serves as a member of the boards of directors and advisory boards of several private companies;

     o Elwood F. Winn was President and Chief Executive Officer of Certified Grocers Midwest Inc. ("CGM") from February 1992 to October 1998, a consultant to CGM from October 1998 until September 1999, our Senior Vice President - Strategic Planning from September 1999 until May 2000, our Executive Vice President, Chief Financial Officer and Secretary from May 2000 until December 2000, became our President and Chief Executive Officer in December 2000, and was our Acting Chief Financial Officer from August 2002 to January 2003;

     o Michael R. Houser became our Chief Marketing Officer in May 2000 and became our Vice Chairman of the Board in December 2000;

     o Mr. Plumley, was the Vice President - Chief Financial Officer and Secretary of Eagle Food Centers, Inc. ("Eagle Food") from March 1998 until March 1999, Eagle Food's Senior Vice President - Chief Financial Officer and Secretary from March 1999 until January 2003, was a director of Eagle Foods from September 2000 until January 2003, and became our Senior Vice President, Chief Financial

          Officer, Treasurer and Secretary in January 2003. In February 2000, while Mr. Plumley was an officer of Eagle Food, it filed for bankruptcy protection;

     o John C. Rocker was Vice President of Operations for Homeland Holdings Corp. ("Homeland") from 1998 until February 2003 and became our Vice President of Retail Operations in February 2003. In August 2001, while Mr. Rocker was an officer of Homeland, it filed for bankruptcy protection; and

     o Thomas J. Timler was our Vice President - Business Systems Support Group from January 1994 until December 2000.

     Executive officers are generally elected annually at the annual meeting of our Board of Directors held on the date of our annual meeting of shareholders. Each executive officer holds office until his successor has been elected or until his death, resignation or removal.

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

     As of December 28, 2002, we leased all 27 of our corporate supermarkets. As of December 28, 2002, we subleased 59 of our leased supermarkets to independent operators who are our wholesale customers and franchisees.

     We own our combined distribution center and our headquarters complex in Sheboygan, Wisconsin which occupies approximately nine acres of a 16-acre site. The facility provides approximately 30,500 square feet of space for offices and related activities and approximately 364,000 square feet of distribution center space. We lease:

     o an additional 14,500 square feet of office space in Sheboygan used for customer support services under a lease expiring in August 2003;

     o a 20,000 square foot centralized bakery/deli production facility in Platteville, Wisconsin under a lease expiring in 2008; and

     o approximately 55,000 square feet of distribution center space in Sheboygan.

Item 3.  Legal Proceedings.

     There are no material legal proceedings to which we are a party or to which any of our property is subject, other than routine litigation incidental to our business. No material legal proceedings were terminated during the fourth quarter of 2002.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of our shareholders during the fourth quarter of 2002.

                                     PART II

Item 5.  Market for Our Common Stock and Related Shareholder Matters.

     On January 28, 2003, pursuant to our program for compensating our independent directors, we issued 449 shares of our common stock to each of our directors who were not employed by us or one of our service providers as a retainer for service on our Board of Directors in 2003. We issued these shares in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act because the issuance did not involve a public offering.

     Pursuant to General Instruction G to Form 10-K ("Instruction G"), the other information required by this Item is incorporated herein by reference from information included under the caption entitled "Common Stock Information" set forth in our 2002 Annual Report to Shareholders (our "Annual Report").

Item 6.  Selected Financial Data.

     Pursuant to Instruction G, the information required by this Item is incorporated herein by reference from information included under the caption entitled "Five-Year Financial Highlights" set forth in our Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Pursuant to Instruction G, the information required by this Item is incorporated herein by reference from information included under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in our Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Our only variable rate financial instrument subject to interest rate risk is a $35.0 million revolving credit facility which permits us, at our option, to borrow at interest rates based on adjusted LIBOR. Approximately $25.4 million was outstanding under this facility as of December 28, 2002 and, as a result, increases in market interest rates would cause our interest expense to increase and our earnings before income taxes to decrease. Based on our outstanding revolving credit facility borrowings as of December 28, 2002, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $254,000. Similarly, a 100 basis point decrease in the market interest rate would reduce our annual interest expense by approximately $254,000.

     We believe that our exposure to other market risks (including risks related to changes in foreign currency exchange rate, commodity prices, equity prices and trade accounts receivable) is not significant.

Item 8.  Financial Statements and Supplementary Data.

     Pursuant to Instruction G, our Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001, our Consolidated Statements of Earnings, Cash Flows and Shareholders' Investment for each of the three fiscal years in the period ended December 28, 2002, together with the related Notes to Consolidated Financial Statements (including supplementary financial data), are incorporated herein by reference from information included under the captions having substantially the same titles as set forth in our Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On June 25, 2002, our Board of Directors, upon a recommendation made by our Audit Committee, dismissed Arthur Andersen, LLP ("Andersen") as our independent auditor and selected KPMG LLP ("KPMG") as our independent auditor for our fiscal year ending December 28, 2002.

     During the years ended December 29, 2001 and December 30, 2000 and through June 25, 2002, there were not any disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports. None of the reportable events described under
Item 304(a)(1)(v) of Regulation S-K have occurred during the time that Andersen had been engaged as our independent auditor.

     Andersen's audit reports on our consolidated financial statements as of and for the years ended December 29, 2001 and December 30, 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the years ended December 29, 2001 and December 30, 2000 and through June 25, 2002, we did not, nor did anyone acting on our behalf, consult with KPMG regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on our financial statements, or any reportable events described under Items 304(a)(2)(ii) of Regulation S-K.

                                    PART III

Item 10. Directors and Executive Officers of the Company.

     Pursuant to Instruction G, the information required by this Item (other than such information regarding executive officers which appears in Item 1A hereof and information required by Item 405 of Regulation S-K, which is inapplicable) is incorporated by reference from information included under the caption entitled "Election of Directors" set forth in our definitive Proxy Statement for our 2003 annual meeting of shareholders (our "Proxy Statement"). Our Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our fiscal year.

     We have adopted a written code of conduct that applies to all of our employees. No amendments to, or waivers from, our code of conduct have been made. If, in the future, we amend, or grant waivers to, our code of conduct, we will make information regarding such amendments or waivers available on our corporate web site (www.fresh-brands.com) for a period of at least 12 months.

Item 11. Executive Compensation.

     Pursuant to Instruction G, the information required by this Item is incorporated by reference from information included under the caption entitled "Executive Compensation" set forth in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

     The following table lists certain information about our two stock option plans, our 1995 Equity Incentive Plan and our 2001 Nonemployee Director Stock Option Plan, both of which were approved by our shareholders:

                                                     Number of securities remaining
                                                     available for future issuance
Number of securities to be     Weighted-average        under equity compensation
 issued upon the exercise      exercise price of      plans (excluding securities
  of outstanding options      outstanding options    reflected in the first column)
--------------------------    -------------------    ------------------------------

         716,833                     $14.25                      627,767

     Pursuant to Instruction G, the other information required by this Item is incorporated herein by reference from information included under the captions entitled "Stock Ownership of Management and Others" and "Election of Directors" set forth in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

     Pursuant to Instruction G, information required by this Item is incorporated by reference from information under the captions entitled "Compensation Committee and Stock Option Committee Interlocks and Insider Participation" and "Certain Transactions" set forth in our Proxy Statement.

Item 14.  Controls and Procedures.

     a.   Evaluation of disclosure controls and procedures

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

                                     PART IV

Item 15.  Audit Committee Financial Experts.

     Martin Crneckiy, Jr. and G. William Dietrich are "audit committee financial experts," as defined by the Securities and Exchange Commission.

Item 16.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  The following documents are filed as a part of this Form 10-K:

          (1)  Financial Statements.

               Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001

               Consolidated Statements of Earnings, Cash Flows and Shareholders' Investment for the fiscal years 2002, 2001 and 2000

               Notes to Consolidated Financial Statements

               Independent Auditors' Report

     The foregoing Financial Statements are incorporated by reference to the pocket part included in the our Annual Report to Shareholders for the fiscal year ended December 28, 2002.

     The additional information referred to under "Financial Statement Schedules" below is filed as part of this Form 10-K and should be read in conjunction with the financial statements referred to above.

          (2)  Financial Statement Schedules.                       Form 10-K
                                                                 Page Reference:
                                                                 ---------------
               Independent Auditors' Report                            F-1

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FRESH BRANDS, INC.


Date:  March 28, 2003             By: /s/ S. Patric Plumley
                                     ------------------------------------------
                                      S. Patric Plumley, Senior Vice President,
                                      Chief Financial Officer, Treasurer and
                                      Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed as of the date above by the following persons on behalf of us in the capacities indicated.

By: /s/ Walter G. Winding                     By:  /s/ Elwood F. Winn
   -----------------------------------            ---------------------------------
    Walter G. Winding, Chairman of                 Elwood F. Winn, President, Chief
    Board and Director                             Executive Officer and Director
                                                   (Principal Executive Officer)


By: /s/ S. Patric Plumley                     By:  /s/ Michael R. Houser
   -----------------------------------            ---------------------------------
    S. Patric Plumley, Senior Vice                 Michael R. Houser, Vice Chairman
    President, Chief Financial                     of the Board, Executive Vice
    Officer, Treasurer and Secretary               President and Director
    (Principal Accounting Officer)


By: /s/ Steven R. Barth                       By:  /s/ Martin Crneckiy, Jr.
   -----------------------------------            ---------------------------------
    Steven R. Barth, Director                      Martin Crneckiy, Jr., Director


By: /s/ Bruce J. Olson                        By:  /s/ G. William Dietrich
   -----------------------------------            ---------------------------------
    Bruce J. Olson, Director                       G. William Dietrich, Director


By: /s/ R. Bruce Grover
   -----------------------------------
    R. Bruce Grover, Director


                                  CERTIFICATION

     I, Elwood F. Winn, certify that:

     1.   I have reviewed this annual report on Form 10-K of Fresh Brands, Inc.;

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


DATE:  March 28, 2003                  By: /s/ Elwood F. Winn
                                          --------------------------------------
                                           Elwood F. Winn,
                                           President and Chief Executive Officer

                                  CERTIFICATION

     I, S. Patric Plumley, certify that:

     1.   I have reviewed this annual report on Form 10-K of Fresh Brands, Inc.;

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


DATE:  March 28, 2003               By:  /s/ S. Patric Plumley
                                        --------------------------------------
                                         S. Patric Plumley,
                                         Senior Vice  President, Chief Financial
                                         Officer, Treasurer and Secretary

                               FRESH BRANDS, INC.

          SCHEDULE VII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    FOR THE FISCAL YEARS 2002, 2001 AND 2000


Allowance for Doubtful Accounts--
  Changes in the allowance for doubtful accounts are summarized as follows:

                                        2001             2000             1999
                                    -----------      -----------      -----------
Balance, beginning of year          $ 3,450,000      $ 3,850,000      $ 4,300,000
Provision charged to earnings         1,474,000        2,080,000        1,663,000
(Writeoffs), net                       (419,000)      (2,480,000)      (2,113,000)
Balance, end of year                $ 4,505,000      $ 3,450,000      $ 3,850,000
                                    ===========      ===========      ===========



See Accompanying Independent Auditors' Report.

                                  EXHIBIT INDEX

                               FRESH BRANDS, INC.
                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

Exhibit No.                         Description

    3.1 Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to our Form S-4 filed on April 27, 2001.

    3.2           Bylaws, as amended and restated. Incorporated by reference to
                  Exhibit 3.2 to our Quarterly Report on Form 10-Q for the period ended October 5, 2002.

    4.1           Restated Articles of Incorporation, as amended (included as
                  Exhibit 3.1).

    4.2 Loan Agreement, dated as of June 16, 2001, among Fresh Brands, Inc., certain subsidiaries of Fresh Brands, Inc., M&I Marshall & Ilsley Bank and Firstar Bank (Milwaukee). Incorporated by reference to Exhibit 10.1 to our Form 10-Q for the period ended July 14, 2001.

    4.3 First Amendment to Loan Agreement, dated as of December 19, 2001, among Fresh Brands, Inc., certain subsidiaries of Fresh Brands, Inc., M&I Marshall & Ilsley Bank and Firstar Bank (Milwaukee). Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the period ended December 29, 2001.

    4.4 Second Amendment to Loan Agreement, dated as of August 23, 2002, among Fresh Brands, Inc., certain subsidiaries of Fresh Brands, Inc., M&I Marshall & Ilsley Bank and Firstar Bank (Milwaukee). Incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the period ended October 5, 2002.

    4.5 Third Amendment to Loan Agreement, dated as of December 12, 2002, among Fresh Brands, Inc., certain subsidiaries of Fresh Brands, Inc., M&I Marshall & Ilsley Bank and Firstar Bank (Milwaukee).

    4.6 Rights Agreement, dated as of October 12, 2001, among Fresh Brands, Inc. and Firstar Bank, N.A. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Fresh Brands, Inc., dated as of October 12, 2001 (Commission File No. 000-32825).

    4.7 Amendment to Rights Agreement, dated as of August 19, 2002 among Fresh Brands, Inc. and American Stock Transfer & Trust Company.

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

   10.5 Form of Key Executive Employment and Severance Agreement, dated as of January 31, 2002, between Fresh Brands, Inc. and each of Elwood F. Winn and Michael R. Houser. Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the period ended December 29, 2001. This agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 16(c) of Form 10-K.

   10.6 Key Executive Severance Agreement, dated as of January 31, 2002, between Fresh Brands, Inc. and Walter G. Winding. Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the period ended December 29, 2001. This agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 16(c) of Form 10-K.

   10.7 Consulting Agreement, dated as of October 7, 2002, between Fresh Brands, Inc. and William K. Jacobson. This agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 16(c) of Form 10-K.

   10.8 Form of Key Executive Employment and Severance Agreement dated as of January 31, 2002, between Fresh Brands, Inc. and each of
                  S. Patric Plumley and Thomas J. Timler. Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the period ended December 29, 2001. This agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 16(c) of Form 10-K.

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

   10.12 1995 Equity Incentive Plan, as amended and restated as of December 14, 2000. Incorporated by reference to Exhibit 10.13 to Schultz Sav-O Stores, Inc.'s Form 10-K for the year ended December 30, 2000. This plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 16(c) of Form 10-K.

   10.13 Form of Nonqualified Stock Option Agreement under 1995 Equity Incentive Plan. This form of agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 16(c) of Form 10-K.

   10.14 Fresh Brands Distributing, Inc. Executive Benefit Restoration Plan. Incorporated by reference to Exhibit 10.10 to Schultz Sav-O Stores, Inc.'s Annual Report on Form 10-K for the year ended January 2, 1999. This Plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 16(c) of Form 10-K.

   10.15 2001 Nonemployee Director Stock Option Plan, as adopted by the Board of Directors as of December 14, 2000. Incorporated by reference to Exhibit 10.19 to our Form S-4 filed on April 27, 2001. This plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 16(c) of Form 10-K.

   10.16 Form of Nonqualified Stock Option Agreement under 2001 Nonemployee Director Stock Option Plan. Incorporated by reference to Exhibit 10.20 to our Form S-4 filed on April 27, 2001. This form of agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 16(c) of Form 10-K.

   10.17 Employment Agreement, dated as of June 16, 2001, between Dick's Supermarkets, Inc. and Robert J. Brodbeck. This agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 16(c) of Form 10-K.

   10.18 Amendment to Employment Agreement, dated as of June 5, 2002, between Dick's Supermarkets, Inc. and Robert J. Brodbeck. This agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 16(c) of Form 10-K.

   13 Portions of our 2002 Annual Report to Shareholders expressly incorporated by reference into this Form 10-K.

   21             Our subsidiaries.

   23             Consent of KPMG LLP.

   99.1 Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year and, upon such filing, incorporated by reference herein to the extent indicated in this Form 10-K).

   99.2           Written Statements Pursuant to 18 U.S.C.ss.1350.