Form 10-K/A
period 2001-12-29
FRESH BRANDS INC
filed 2003-05-13
CIK 1135431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2

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

On March 28, 2003, we filed an amendment on Form 10-K/A that amended our Annual Report on Form 10-K for our fiscal year ended December 29, 2001 ("Fiscal 2001"). Due to a clerical error, the Independent Auditors' Report relating to the financial statements included in Exhibit 13 to our Form 10-K/A was the Independent Auditors' Report for our fiscal year ended December 28, 2002, not the Independent Auditors' Report for Fiscal 2001. This amendment is being filed solely to correct this error and no other changes have been made to the financial statements attached hereto as Exhibit 13. Except as required to correct this error, all information contained in Exhibit 13 is stated as of March 15, 2002, the date that we filed our Form 10-K for Fiscal 2001.

                                   SIGNATURES
                                   ----------

                                  FRESH BRANDS, INC.


Date:  May 13, 2003               By:    By: /s/ Elwood F. Winn
                                             -----------------------------------
                                             Elwood F. Winn, President,
                                             Chief Executive Officer and
                                             Director (Principal Executive
                                             Officer)

Date:  May 13, 2003                      By: /s/ S. Patric Plumley
                                             -----------------------------------
                                             S. Patric Plumley, Senior Vice
                                             President, Chief Financial
                                             Officer, Treasurer and Secretary
                                             (Principal Financial Officer and
                                             Accounting Officer)

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


DATE:  May 13, 2003                     By: /s/ Elwood F. Winn
                                           --------------------------------
                                           Elwood F. Winn,
                                           President and Chief Executive Officer

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

DATE:  May 13, 2003                   By: /s/ S. Patric Plumley
                                         ---------------------------------------
                                         S. Patric Plumley,
                                         Senior Vice President, Chief Financial
                                         Officer, Treasurer and Secretary