Form 10-Q
period 2003-04-19
FRESH BRANDS INC
filed 2003-06-03
CIK 1135431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended April 19, 2003
                                                 --------------

                        Commission File Number 000-32825
                               FRESH BRANDS, INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               WISCONSIN                                   39-2019963
----------------------------------------           ----------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.

           2215 Union Avenue
          Sheboygan, Wisconsin                                53081
----------------------------------------           ----------------------------
(Address of principal executive offices)                   (Zip Code)

              Telephone number, including area code: (920) 457-4433
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                 Yes X   No
                                    ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes X   No
                                    ---    ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     As of June 3, 2003, 5,037,613 shares of Common Stock, $0.05 par value, were issued and outstanding.

                               FRESH BRANDS, INC.

                                 FORM 10-Q INDEX


                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

                 Consolidated Balance Sheets                              3

                 Consolidated Statements of Earnings                      4

                 Consolidated Statements of Cash Flows                    5

                 Condensed Notes to Consolidated Financial Statements     6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            9

Item 3.   Quantitative and Qualitative Disclosures
           about Market Risk                                             14

Item 4.   Procedures and Controls                                        14

PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                      15

Item 9.   Exhibits and Reports on Form 8-K                               15

Signatures                                                               16

Certifications                                                           17 - 20

                          PART I FINANCIAL INFORMATION


Item 1.  Financial Statements

                               FRESH BRANDS, INC.

                           CONSOLIDATED BALANCE SHEETS
(In thousands)
---------------------------------------------------------------------------------------------------
                                                           April 19,            December 28, 2002
Assets                                                       2003
---------------------------------------------------------------------------------------------------
Current assets:
     Cash and equivalents                                 $      13,946           $      14,250
     Receivables, net                                            19,083                  14,267
     Inventories                                                 35,512                  36,268
     Land and building held for resale                            4,610                   7,601
     Other current assets                                         2,978                   3,545
     Deferred income taxes                                        4,291                   4,291
---------------------------------------------------------------------------------------------------
     Total current assets                                        80,420                  80,222
---------------------------------------------------------------------------------------------------

Noncurrent receivable under capital subleases                    21,967                  22,332
Property and equipment, net                                      27,968                  28,229
Property under capital leases, net                               13,321                  13,635
Goodwill, net                                                    20,280                  20,280
Other noncurrent assets, net                                      6,542                   6,475
---------------------------------------------------------------------------------------------------
Total assets                                              $     170,498           $     171,173
===================================================================================================

Liabilities and Shareholders' Investment
---------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                     $      33,706           $      34,475
     Accrued salaries and benefits                                6,118                   6,276
     Accrued insurance                                            2,997                   3,064
     Other accrued liabilities                                    3,774                   5,379
     Current obligations under capital leases                     1,891                   1,898
     Current maturities of long-term debt                           316                     316
---------------------------------------------------------------------------------------------------
     Total current liabilities                                   48,802                  51,408
---------------------------------------------------------------------------------------------------

Long-term obligations under capital leases                       36,389                  36,965
Long-term debt                                                   28,222                  26,204
Deferred income taxes                                             1,114                   1,114
Shareholders' investment:
     Common stock                                                   438                     438
     Additional paid-in capital                                  15,570                  15,527
     Retained earnings                                           83,503                  82,030
     Treasury stock                                             (43,540)                (42,513)
---------------------------------------------------------------------------------------------------
     Total shareholders' investment                              55,971                  55,482
---------------------------------------------------------------------------------------------------
Total liabilities and shareholders' investment            $     170,498           $     171,173
===================================================================================================
See notes to consolidated financial statements.


                               FRESH BRANDS, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS

 (In thousands, except per share data)
  --------------------------------------------------------------------------------------------------------------

                                                                              For the 16-weeks ended
  --------------------------------------------------------------------------------------------------------------

                                                                      April 19, 2003         April 20, 2002
  --------------------------------------------------------------------------------------------------------------
  Net sales                                                          $       187,670        $       184,139

  Cost of products sold                                                      149,494                147,533
  --------------------------------------------------------------------------------------------------------------

  Gross profit                                                                38,176                 36,606

  Selling, general and administrative expenses                                31,830                 30,626

  Depreciation and amortization                                                2,600                  2,296
  --------------------------------------------------------------------------------------------------------------

  Operating income                                                             3,746                  3,684

  Interest expense (net)                                                         586                    546
  --------------------------------------------------------------------------------------------------------------

  Earnings before income taxes                                                 3,160                  3,138

  Provision for income taxes                                                   1,233                  1,224
  --------------------------------------------------------------------------------------------------------------

  Net earnings                                                       $         1,927        $         1,914
  ==============================================================================================================


  Earnings per share - basic                                         $          0.38        $          0.37

  Earnings per share - diluted                                       $          0.38        $          0.36


  Weighted average shares and equivalents outstanding:

       Basic                                                                   5,057                  5,165

       Diluted                                                                 5,095                  5,265


  Cash dividends paid per share of common stock                      $          0.09        $          0.09
  ==============================================================================================================

  See notes to consolidated financial statements.


                               FRESH BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
-----------------------------------------------------------------------------------------------------------------
                                                                               For the 16-weeks ended
                                                                        April 19, 2003          April 20, 2002
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                       $       1,927           $       1,914
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                          2,600                   2,296
     Changes in assets and liabilities:
         Receivables, net                                                      (4,816)                 (2,959)
         Inventories                                                              756                   4,575
         Other current assets                                                   3,580                   1,626
         Accounts payable                                                        (769)                 (2,780)
         Accrued liabilities                                                   (1,786)                 (1,625)
-----------------------------------------------------------------------------------------------------------------
Net cash flows provided by operating activities                                 1,492                   3,047
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                      (2,083)                 (4,272)
     Receipt of principal amounts under capital subleases                         333                     162
-----------------------------------------------------------------------------------------------------------------
Net cash flows used in investing activities                                    (1,750)                 (4,110)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in revolver activity                                            2,150                   2,300
     Payment for acquisition of treasury stock                                 (1,658)                   (924)
     Exercise of stock options                                                    601                     492
     Payment of cash dividends                                                   (454)                   (465)
     Principal payments on capital lease obligations                             (583)                   (386)
     Principal payments on long-term debt                                        (132)                    (91)
     Other financing activities                                                    30                       6
-----------------------------------------------------------------------------------------------------------------
Net cash flows provided by (used in) financing activities                         (46)                    932
-----------------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS:
     Net change                                                                  (304)                   (131)
     Balance, beginning of period                                              14,250                  11,501
-----------------------------------------------------------------------------------------------------------------
Balance, end of period                                                  $      13,946           $      11,370
=================================================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                                                      $         605           $         549
     Income taxes paid                                                            752                      12


See notes to consolidated financial statements.


                               FRESH BRANDS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

     The consolidated financial statements included herein have been prepared by us without audit. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, we believe that the disclosures are adequate to make the information presented not misleading. The interim financial statements furnished with this report reflect all adjustments (consisting of a normal recurring nature), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our 2002 annual report to shareholders, as incorporated by reference in our Form 10-K for the fiscal year ended December 28, 2002. Additionally, it should be noted that certain prior year amounts have been reclassed to conform with the current year presentation.

     Annually, our fiscal year ends on the Saturday closest to December 31. As such, the current fiscal year is a 53-week period while the prior year was a 52-week period. Consistent with 2002, our first quarter of 2003 is comprised of 16-weeks and the second and third quarters will consist of 12-weeks each. Our fourth quarter for 2003 will consist of 13-weeks but is typically made up of 12-weeks, as in 2002.

(2)  Stock-Based Compensation

     We account for stock-based employee compensation plans under the guidance of APB Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation expense is reflected in net earnings during the first quarter of 2003 or 2002. The following pro-forma amounts illustrate the effect on net earnings and earnings per share for the first quarter of 2003 and 2002 if we had determined compensation cost based on the fair value at the grant date for stock options using the fair value recognition provisions of Statement of Financial Accounting Standards "SFAS" No. 123, "Accounting for Stock-Based Compensation," to stock based employee compensation:

       (In thousands, except per share data)
       ------------------------------------------------------------------------
                                               For the 16-weeks ended
                                        April 19, 2003       April 20, 2002
       ------------------------------------------------------------------------
       Net earnings
         As reported                    $         1,927      $         1,914
         Pro forma                                1,819                1,738
       ------------------------------------------------------------------------
       Earnings per share-basic
         As reported                    $           .38      $           .37
         Pro forma                      $           .36      $           .34
       Earnings per share-diluted
         As reported                    $           .38      $           .36
         Pro forma                      $           .36      $           .32
       ========================================================================

(3)  Other Current Assets

(In thousands)
-------------------------------------------------------------------------------------------------
                                                   April 19, 2003         December 28, 2002
-------------------------------------------------------------------------------------------------
Prepaid expenses                                $           1,492         $            1,364
Receivable under capital subleases                          1,114                      1,082
Retail systems and supplies for resale                        372                      1,099
-------------------------------------------------------------------------------------------------
Other current assets                            $           2,978         $            3,545
=================================================================================================

(4)  Segment Reporting

Our operations are classified into two segments, wholesale and retail. Our wholesale business derives its revenues primarily from the sale of groceries, produce, dairy, meat and other products to our franchised supermarkets and independent supermarket customers. We also supply these products to our corporate supermarkets, but those revenues are eliminated for consolidated accounting purposes. We supply grocery, frozen food, produce and general merchandise and health and beauty care to our supermarkets through two distribution centers in Sheboygan, Wisconsin. We also provide our supermarkets with fresh, frozen and processed meats, eggs, dairy and deli items through a third-party distribution facility in Milwaukee, Wisconsin. Additionally, we distribute bakery and deli items made in our Platteville, Wisconsin centralized production facility. Our retail business consists of our 28 owned supermarkets. Our retail revenue is generated by our corporate supermarkets selling products, including products purchased from our wholesale segment, to retail consumers.

     Summarized financial information for the first quarters of 2003 and 2002 concerning our reportable segments is shown in the following tables (in thousands):

       ------------------------------------------------------------------------
                                               For the 16-weeks ended
                                        April 19, 2003       April 20, 2002
       ------------------------------------------------------------------------
       Net Sales
       ------------------------------------------------------------------------
       Wholesale                        $       143,854      $       139,916
       Intracompany                             (50,127)             (48,293)
       ------------------------------------------------------------------------
       Wholesale net sales                       93,727               91,623
       Retail                                    93,943               92,516
       ------------------------------------------------------------------------
       Total net sales                  $       187,670      $       184,139
       ========================================================================

       ------------------------------------------------------------------------
                                               For the 16-weeks ended
                                        April 19, 2003       April 20, 2002
       ------------------------------------------------------------------------
       Operating Income
       ------------------------------------------------------------------------
       Wholesale                        $         4,273      $         3,178
       Retail                                      (527)                 506
       ------------------------------------------------------------------------
       Total operating income           $         3,746      $         3,684
       ========================================================================

(5)  New Accounting Pronouncements

     In the first quarter of 2003, we adopted Emerging Issues Task Force Issue ("EITF") No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor." This EITF Issue establishes that cash consideration received from a vendor is presumed to be a reduction in the prices of the vendor's products or services and should, therefore, be characterized as a reduction in cost of products sold when recognized in the reseller's income statement unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue or other income as appropriate when recognized in the reseller's income statement, or it is a reimbursement of costs, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the reseller's income statement. Applying the provisions of EITF No. 02-16 resulted in the reclassification of certain of our vendor rebates and advertising revenue received in excess of advertising costs. The reclassification of these items reduced cost of products sold and, correspondingly, increased selling, general and administrative expense by $1.3 million and $1.5 million for the first quarter of 2003 and 2002, respectively.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     As of April 19, 2003, we owned 28 supermarkets and franchised an additional 74 supermarkets. This compares to 27 owned supermarkets and 72 franchised supermarkets as of April 20, 2002. Twenty of our corporate supermarkets operated under the Piggly Wiggly(R) banner, 8 of them operated under the Dick's(R) Supermarkets banner and all of our franchised supermarkets operated under the Piggly Wiggly banner. We are the primary supplier to all 102 supermarkets and also serve as a wholesaler to a number of smaller, independently operated supermarkets and convenience stores. In addition, we currently serve as a temporary secondary wholesale supplier to a group of local supermarkets otherwise generally supplied by one of our competitors which has filed for bankruptcy protection. All of our supermarkets and other wholesale customers are located in Wisconsin and northern Illinois.

     Our operations are classified into two segments, wholesale and retail. Our wholesale business derives its revenues primarily from the sale of groceries, produce, dairy, meat and other products to our franchised supermarkets and independent retail customers. We also supply these products to our corporate supermarkets, but those revenues are eliminated for accounting purposes in consolidation. We supply grocery, frozen food, produce, general merchandise and health and beauty care to our supermarkets through two distribution centers in Sheboygan, Wisconsin. We also provide our supermarkets with dairy, fresh, frozen and processed meats, eggs and deli items through a third-party distribution facility in Milwaukee, Wisconsin. Additionally, we distribute items made in our Platteville, Wisconsin centralized bakery/deli production facility.

     Our retail business consists of the 28 corporate-owned supermarkets which operate under the Piggly Wiggly and Dick's Supermarkets banners. We earn our retail revenue by selling products purchased from our wholesale segment and other merchandise to retail consumers. Compared to our wholesale segment, our retail segment generates higher gross profit margins, but has higher operating and administrative expenses.

     During the first quarter of 2003 we continued to be affected by competitive store openings. Our competitors opened new stores in four of our markets in the first quarter. Fierce competition, along with the softness of the economy, continues to contribute to the minimal increase in our franchise and corporate retail comparative store sales.

     Annually, our fiscal year ends on the Saturday closest to December 31. As such, the current fiscal year is a 53-week period while the prior year was a 52-week period. Consistent with 2002, our first quarter of 2003 is comprised of 16-weeks and the second and third quarters will consist of 12-weeks each. Our fourth quarter for 2003 will consist of 13-weeks but is typically made up of 12-weeks, as in 2002.

RESULTS OF OPERATIONS
     The following table sets forth certain items from our Consolidated Statements of Earnings as a percentage of net sales and the variance in the percentages for the first quarter of 2003 compared to the first quarter of 2002.

---------------------------------------------------------------------------------------------------------------
                                                              Percent of net sales             Variance
---------------------------------------------------------------------------------------------------------------
                                                             For the 16-weeks ended
                                                     April 19, 2003        April 20, 2002
---------------------------------------------------------------------------------------------------------------
Net sales                                               100.0%                100.0%            0.0 %
Retail net sales                                         50.0%                 50.2%           (0.2)%
Wholesale net sales                                      50.0%                 49.8%            0.2 %
Gross margin                                             20.3%                 19.9%            0.4 %
Selling, general and administrative expenses             17.0%                 16.6%            0.4 %
Depreciation and amortization                             1.4%                  1.2%            0.2 %
Operating income                                          2.0%                  2.0%            0.0 %
Earnings before income taxes                              1.7%                  1.7%            0.0 %
Net earnings                                              1.0%                  1.0%            0.0 %
---------------------------------------------------------------------------------------------------------------

NET SALES

     Information regarding our net sales for the 16-weeks ended April 19, 2003 and April 20, 2002 is set forth in the following table (in thousands):

-------------------------------------------------------------------------------
                                           For the 16-weeks ended
                                   April 19, 2003          April 20, 2002
-------------------------------------------------------------------------------
Retail net sales                  $          93,943       $          92,516
Wholesale net sales                          93,727                  91,623
-------------------------------------------------------------------------------
Total sales                       $         187,670       $         184,139
-------------------------------------------------------------------------------

     Net sales for our first quarter of 2003 were a record $187.7 million, compared to $184.1 million for the same period in 2002. The increase of $3.5 million, or 1.9%, was due primarily to increases in wholesale net sales and the January 2003 opening of our new corporate store in Kenosha, Wisconsin.

RETAIL NET SALES
     Retail net sales for our first quarter of 2003 increased 1.5% to $93.9 million compared to $92.5 million for the same period in 2002. Our retail net sales improvement was primarily due to the January 2003 opening of our new corporate Piggly Wiggly Fresh MarketCircle store in Kenosha, Wisconsin.

     Comparable store sales for our corporate Piggly Wiggly and Dick's Supermarkets and franchised supermarkets on an aggregate basis increased 0.15% for the first quarter of 2003. Comparable store sales represent sales of all corporate and franchised stores that were open throughout the first quarter of 2003 and 2002. The minimal increase is due in large part to fierce competition in certain market areas in which we operate and the continued softness of the economy. Additionally, shoppers continue to be more selective in their purchases which has reduced the average customer purchase.

     As part of our continuing efforts to expand our existing supermarkets and supermarket brands, we are planning additional retail store openings. We are planning our first entry into the Iowa market with the expected 2003 fourth quarter opening of our new, 30,000 square foot Dick's Supermarkets corporate store and fuel station/convenience store in Maquoketa, IA. We also plan to open our corporate replacement store on the north side of Sheboygan, Wisconsin in August 2003. This will be our third Piggly Wiggly Fresh MarketCircle store and will also feature our new "Pig Stop" gas station and convenience store. Finally, we have entered into an agreement to purchase a Rainbow Foods store located in Racine, Wisconsin from Fleming Companies, Inc. and one of its affiliates. We expect to close this acquisition in July 2003 and intend to operate the store as a corporate Piggly Wiggly store.

WHOLESALE NET SALES
     Wholesale net sales for the first quarter of 2003 increased 2.3% to $93.7 million compared to $91.6 million for the same period in 2002. Since the first quarter of 2002, our wholesale net sales have increased as a result of the February 2003 opening of a replacement franchise supermarket in Omro, Wisconsin and the conversion of an independent supermarket in Cambridge, Wisconsin in August 2002. Wholesale net sales were also positively impacted by approximately $500,000 as a result of our serving as a temporary secondary wholesale supplier to a group of local supermarkets otherwise generally supplied by one of our competitors which has filed for bankruptcy protection. We expect that these additional wholesale sales will continue at least into the second quarter of 2003.

     We expect our wholesale net sales to be further positively impacted over the next 12 months by our expanded and renovated franchise replacement store projects ongoing in Mayville, Mosinee and Cross Plains, Wisconsin and our planned new franchise replacement stores in Juneau and Union Grove, Wisconsin.

GROSS MARGIN
     Our gross margin for the first quarter of 2003 increased to 20.3% from 19.9% for the same period in 2002. The primary factor contributing to the gross margin improvement was a one-time positive book-to-physical inventory adjustment of approximately $500,000 related to the completion of the final phase of our wholesale systems project, partially offset by lower perishable gross margins subsequent to the implementation of the wholesale system.

     Gross margin was also impacted by the application of Emerging Issues Task Force Issue ("EITF") No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor." during the first quarter. Applying the provisions prescribed by EITF No. 02-16 resulted in the reclassification of certain cash consideration received from our vendors. In the past, we recognized certain vendor rebates and advertising consideration received in excess of direct advertising costs as a reduction of our selling, general and administrative expenses. EITF No. 02-16 specifies that if the amount of cash consideration paid by the vendor exceeds the cost being reimbursed, that the excess amount should be characterized as a reduction of cost of products sold when recognized in the reseller's income statement. The reclassification we recorded reduced our cost of products sold and, correspondingly, increased our selling, general and administrative expenses for the first quarter of 2003 and 2002 by $1.3 million and $1.5 million, respectively.

SELLING, GENERAL  AND ADMINISTRATIVE EXPENSES
     Our selling, general and administrative expenses, as a percent of net sales, increased to 17.0% for our first quarter of 2003 compared to 16.6% for the same period in 2002. The increase was principally attributable to higher operating costs compared to net sales as discussed below.

     Despite adding an employee health insurance cost-sharing program in the first quarter of 2003, we continue, like other companies, to experience significant increases in health and accident insurance costs. For the first quarter of 2003, our health and accident and other benefit costs increased nearly $500,000 or 14.5% over the prior year. For the first quarter of 2003, we experienced higher than normal claims, which increased our self-insured costs. We anticipate that our claims experience will even out to a more normal level during the remainder of the year; however, there can be no assurance this will occur.

     Due to the ongoing and increasingly competitive nature of the supermarket industry, some of our franchised and corporate retail stores continue to experience operational challenges in their respective marketplaces. In order to further improve our overall financial results, we continue to actively evaluate various business alternatives to these operations. These alternatives include selling these supermarkets, converting franchised supermarkets into corporate supermarkets (and vice versa), closing supermarkets and implementing other operational changes. It is possible that one or more of these actions may be taken in the next 12 months. While we have not incurred any significant retail repositioning expenses during the past few years, implementing any of these alternatives could result in our incurring significant repositioning or restructuring charges in the future.

NET EARNINGS
     Our operating income for our first quarter increased by 1.7% to $3.75 million, compared to $3.68 million for our 2002 first quarter. As a percent of net sales, our operating income was 2.0% in the first quarters of both years. Our earnings before income taxes for the first quarter of 2003 increased 0.7%, to $3.2 million, compared to $3.1 million for the first quarter of 2002. As a percent of net sales, earnings before income taxes for the first quarter remained unchanged from the prior year at 1.7%. Net earnings for the first quarter of 2003 increased 0.7% to $1.93 million compared to $1.91 million for the same period in 2002. Almost entirely due to stock repurchases, diluted earnings per share for the first quarter of 2003 increased 5.6% to a record $0.38 compared to $0.36 for the same period in 2002. Diluted weighted average common shares and equivalents outstanding for the first quarter of 2003 were 5,095,000 compared to 5,265,000 for the same period in 2002.

     Many of our peer companies measure the profitability of their sales using the net earnings to net sales ratio. This ratio represents the net earnings margin realized from each dollar of net sales. Our 2003 first quarter net earnings to net sales ratio was 1.03% compared to 1.04% for the first quarter of 2002.


LIQUIDITY AND CAPITAL RESOURCES
SUMMARY
     At April 19, 2003, we had cash and equivalents totaling $13.9 million. At year-end 2002, cash and equivalents aggregated $14.3 million. The net cash outflow of approximately $304,000 was attributable to various operational, investing and financing activities. Our working capital position at April 19, 2003 increased 9.7% to $31.6 million, compared to $28.8 million at December 28, 2002. Our current ratio at April 19, 2003 was 1.65 to 1.00, compared to 1.56 to
1.00 at December 28, 2002. As of April 19, 2003, we had unsecured revolving bank credit facilities aggregating $35.0 million, with $7.4 million remaining available for use. Our current working capital levels provide us with a very favorable and strong liquidity position. Additionally, we continue to remain in compliance with all credit facility debt covenants.

CASH FLOWS FROM OPERATING ACTIVITIES
     During our first quarter of 2003, our net cash provided by operations was $1.5 million, compared to of $3.0 million for the same period in 2002. The primary reason contributing to the decrease in net operating cash inflows as compared to 2002 was the first quarter increase in our receivables from franchise and trade customers of $4.8 million compared to $3.0 million for the first quarter of 2002. The increase in receivables was partly offset by the reduction in the amount of land and building held for resale. In the first quarter of 2003, cash inflows from completed land and building held for resale projects was $3.0 million compared to $1.9 million of cash inflows from projects completed during the first quarter of 2002. Additional changes in operating cash flows in the first quarter of 2003 were due to the combined effect of changes in inventory and accounts payable.

CASH FLOWS FROM INVESTING ACTIVITIES
     Net cash outflows from investing activities for our first quarter of 2003 totaled $1.8 million, compared to $4.1 million for the same period in 2002. Nearly $2.1 million of capital items were purchased during the first quarter of 2003 compared to $4.3 million for the same period in 2002. Expenditures for retail equipment and fixtures were nearly $800,000, expenditures related to the expansion of the distribution centers were nearly $600,000, and corporate office technology expenditures were nearly $200,000 which accounted for approximately $1.6 million of the cash outflow. Additionally, approximately $500,000 of the investing outflow related to capital expenditures for our on going systems project.

CASH FLOWS FROM FINANCING ACTIVITIES
     Net cash outflows from financing activities for our first quarter totaled $46,000 compared to $932,000 in cash inflows for the same period in 2002. The change was primarily due to increased acquisition of treasury stock during the first quarter of 2003 compared to the same period in 2002. We repurchased nearly 106,000 shares of our own common stock for an aggregate price of $1.7 million, compared to 51,000 shares aggregating $924,000 for the first quarter of 2002.

     During the first quarter of 2003, we increased the borrowing on our $35.0 million revolving credit facility by $2.2 million to $27.6 million from $25.4 million at December 28, 2002. Our ratio of total liabilities to shareholders' investment for the 2003 first quarter was 2.05 compared to 2.09 at fiscal year end 2002 and 1.64 at the end of the first quarter of 2002. The increase in the ratio of liabilities to shareholders' investment since the first quarter of 2002 is primarily due to an increase of $11.6 million on our $35.0 million revolving credit facility to fund working capital and capital expenditures.

     At the end of the quarter, approximately $2.9 million remained available from our current Board-authorized $30 million share repurchase plan approved in July 2002. Also, in March 2003, our board of directors declared a second quarter 2003 cash dividend of $0.09 per share of common stock. The dividend is payable on June 6, 2003 to shareholders of record on May 23, 2003 and is expected to approximate $450,000 in the aggregate.

MAJOR 2003 COMMITMENTS
     During the first quarter of 2003, we successfully completed the installation of the infrastructure and wholesale business segments of our systems project. The next two phases are the retail business segment and the services segment. For the retail business segment, we are nearly complete in the final selection of the software. Additionally, a point of sale phase was added to our project. This addition will include the replacement of the point of sale equipment and software at our retail stores and is estimated to add about $5.0 million to the total cost of the project. We plan to begin implementation of the services segment, which includes human resources, payroll and financial reporting, during the second quarter of 2003. From the start of 2003 until the targeted completion in late 2005, we expect to spend $13.5 million on our systems project, with approximately $4.4 million planned for 2003.

     Our 2003 capital budget is approximately $14.8 million, compared to our actual 2002 capital spending of $13.7 million. This budget is comprised of approximately $7.9 million for corporate retail replacement supermarkets, $1.3 million for distribution center additions, $4.4 million for the business systems project and $1.2 million for other technology-related and office upgrade projects. At the end of the first quarter of 2003, we have approximately $12.7 million remaining to be expended this year out of our total $14.8 million capital budget. Our 2003 capital budget does not include any amounts that may be required to acquire any multiple-store supermarket chains or fund any similar opportunities.

Special Note Regarding Forward-Looking Statements
-------------------------------------------------

Certain matters discussed in our Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we believe, anticipate, expect or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Specifically, forward-looking statements include our statements about (a) our expectation that we will continue serving as a temporary secondary wholesale supplier to a group of local supermarkets during our second quarter; (b) plans to remodel existing supermarkets, open additional corporate supermarkets and convert existing supermarkets to franchised supermarkets; (c) our anticipated claims experience related to our self-insured health benefits; and (d) the possibility that we may incur retail repositioning expenses in the future. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: (1) the cost and results of our new business information technology systems replacement project;
(2) the presence of intense competitive market activity in our market areas, including competition from warehouse club stores and deep discount supercenters;
(3) our ability to identify and develop new market locations and/or acquisition candidates for expansion purposes; (4) our continuing ability to obtain reasonable vendor marketing funds for promotional purposes; (5) our ability to continue to recruit, train and retain quality franchise and corporate retail store operators; and (6) the potential recognition of repositioning charges resulting from potential closures, conversions and consolidations of retail stores due principally to the competitive nature of the industry and to the quality of our retail store operators. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this release and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our only variable rate financial instrument subject to interest rate risk is our $35 million revolving credit facility, which permits borrowings at interest rates based on either the bank's prime rate or adjusted LIBOR. We have borrowed approximately $27.5 million under this facility as of April 19, 2003 and, as a result, increases in market interest rates would cause our interest expense to increase and our earnings before income taxes to decrease. Based on our outstanding revolving credit facility borrowings as of April 19, 2003, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $275,000. Similarly, a 100 basis point decrease in the market interest rate would reduce our annual interest expense by approximately $275,000.

     We believe that our exposure to market risks related to changes in foreign currency exchange rates and trade accounts receivable is immaterial.


Item 4. Procedures and Controls

a.   Evaluation of disclosure controls and procedures:
     ------------------------------------------------

     Based on their respective evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

                            PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     As part of our annual compensation to our independent directors, on January 30, 2003, we issued 449 shares of our Common Stock to each of our five non-employee directors that are not otherwise compensated by us for professional services. We issued such shares with out registration under the Securities Act of 1933 in reliance on Section 4(2) of such Act.

Item 9. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          99.1 Written Statements Pursuant to 18 U.S.C. ss. 1350.

     (b)  Reports on Form 8-K

          We filed a current report on Form 8-K dated February 25, 2003 pursuant to item 9 with respect to our press release for the fiscal year ended December 28, 2002 and related disclosure requirements of Regulation FD.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   FRESH BRANDS, INC.



Dated:  June 3, 2003               By: /s/ Elwood F. Winn
                                      ------------------------------------------
                                      Elwood F. Winn,
                                      President and Chief Executive Officer



Dated:  June 3, 2003               By: /s/ S. Patric Plumley
                                      ------------------------------------------
                                      S. Patric Plumley,
                                      Senior Vice President, Chief Financial
                                      Officer, Secretary and Treasurer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE:  June 3, 2003                  By: /s/ Elwood F. Winn
                                        ----------------------------------------
                                        Elwood F. Winn,
                                        President and Chief Executive Officer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE:  June 3, 2003                 By: /s/ S. Patric Plumley
                                       -----------------------------------------
                                       S. Patric Plumley,
                                       Senior Vice President, Chief Financial
                                       Officer Secretary and Treasurer