Form 10-Q
period 2003-07-12
FRESH BRANDS INC
filed 2003-08-26
CIK 1135431

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 12, 2003

                        Commission File Number 000-32825
                               FRESH BRANDS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              WISCONSIN                                         39-2019963
------------------------------------                     -----------------------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)

             2215 Union Avenue
            Sheboygan, Wisconsin                                  53081
---------------------------------------------            -----------------------
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

                                 Yes X       No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     As of August 25, 2003, 5,029,613 shares of Common Stock, $0.05 par value, were issued and outstanding.

                               FRESH BRANDS, INC.

                                 FORM 10-Q INDEX


                                                                     PAGE
                                                                    NUMBER

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

             Consolidated Balance Sheets                                3

             Consolidated Statements of Earnings                        4

             Consolidated Statements of Cash Flows                      5

             Condensed Notes to Consolidated Financial Statements       6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9

Item 3.   Quantitative and Qualitative Disclosures
          about Market Risk                                            15

Item 4.   Procedures and Controls                                      15

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders            16

Item 9.   Exhibits and Reports on Form 8-K                             16

Signatures                                                             17

Certifications                                                         18 - 20

                          PART I FINANCIAL INFORMATION


Item 1.  Financial Statements

                               FRESH BRANDS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

(In thousands)
----------------------------------------------------------------------------------------------------------------------
                                                                              July 12,             December 28,
Assets                                                                          2003                   2002
----------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and equivalents                                                    $    13,545              $    14,250
     Receivables, net                                                             15,211                   14,267
     Inventories                                                                  36,416                   36,268
     Land and building held for resale                                             9,294                    7,601
     Other current assets                                                          3,518                    3,545
     Deferred income taxes                                                         4,291                    4,291
----------------------------------------------------------------------------------------------------------------------
     Total current assets                                                         82,275                   80,222
----------------------------------------------------------------------------------------------------------------------

Noncurrent receivable under capital subleases                                     21,693                   22,332
Property and equipment, net                                                       27,170                   28,229
Property under capital leases, net                                                13,085                   13,635
Goodwill, net                                                                     20,280                   20,280
Other noncurrent assets, net                                                       6,736                    6,475
----------------------------------------------------------------------------------------------------------------------
Total assets                                                                 $   171,239              $   171,173
======================================================================================================================

Liabilities and Shareholders' Investment
----------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                                        $    31,912              $    34,475
     Accrued salaries and benefits                                                 6,492                    6,276
     Accrued insurance                                                             3,169                    3,064
     Other accrued liabilities                                                     6,034                    5,379
     Current obligations under capital leases                                      1,885                    1,898
     Current maturities of long-term debt                                            316                      316
----------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                    49,808                   51,408
----------------------------------------------------------------------------------------------------------------------

Long-term obligations under capital leases                                        35,956                   36,965
Long-term debt                                                                    27,463                   26,204
Deferred income taxes                                                              1,114                    1,114
Shareholders' investment:
     Common stock                                                                    438                      438
     Additional paid-in capital                                                   15,573                   15,527
     Retained earnings                                                            84,698                   82,030
     Treasury stock                                                              (43,811)                 (42,513)
----------------------------------------------------------------------------------------------------------------------
     Total shareholders' investment                                               56,898                   55,482
----------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' investment                               $   171,239              $   171,173
======================================================================================================================

See condensed notes to consolidated financial statements.

                               FRESH BRANDS, INC.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                  (unaudited)

(In thousands, except per share data)
-------------------------------------------------------------------------------------------------------------------
                                                   For the 12-weeks ended             For the 28-weeks ended
-------------------------------------------------------------------------------------------------------------------
                                              July 12, 2003     July 13, 2002     July 12, 2003    July 13, 2002
-------------------------------------------------------------------------------------------------------------------

Net sales                                      $  152,172        $  146,921        $  339,842       $  331,060

Cost of products sold                             122,328           117,968           271,822          265,500
-------------------------------------------------------------------------------------------------------------------

Gross profit                                       29,844            28,953            68,020           65,560

Selling, general and administrative
  expenses                                         24,785            23,733            56,615           54,360

Depreciation and amortization                       1,912             1,760             4,512            4,055
-------------------------------------------------------------------------------------------------------------------

Operating income                                    3,147             3,460             6,893            7,145

Interest expense (net)                                447               352             1,033              899
-------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                        2,700             3,108             5,860            6,246

Provision for income taxes                          1,052             1,198             2,285            2,422
-------------------------------------------------------------------------------------------------------------------

Net earnings                                   $    1,648        $    1,910        $    3,575       $    3,824
===================================================================================================================


Earnings per share - basic                     $     0.33        $     0.37        $     0.71       $     0.74

Earnings per share - diluted                   $     0.33        $     0.36        $     0.70       $     0.73


Weighted average shares and equivalents outstanding:

     Basic                                          5,035             5,174             5,048            5,169

     Diluted                                        5,063             5,270             5,081            5,266


Cash dividends paid per share of common        $     0.09        $     0.09        $     0.18       $     0.18
     stock
===================================================================================================================

See condensed notes to consolidated financial statements.

                               FRESH BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

(In thousands)
----------------------------------------------------------------------------------------------------------------------
                                                                                    For the 28-weeks ended
----------------------------------------------------------------------------------------------------------------------
                                                                             July 12, 2003            July 13, 2002
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                            $       3,575            $       3,824
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                               4,512                    4,055
     Changes in assets and liabilities:
         Receivables, net                                                             (944)                  (1,069)
         Inventories                                                                  (147)                   4,729
         Other current assets                                                       (1,629)                    (603)
         Accounts payable                                                           (2,563)                  (2,726)
         Accrued liabilities                                                         1,024                    1,688
----------------------------------------------------------------------------------------------------------------------
Net cash flows provided by operating activities                                      3,828                    9,898
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                           (3,178)                  (7,650)
     Receipt of principal amounts under capital subleases                              583                      283
     Other-proceeds from asset sales                                                    32                        -
----------------------------------------------------------------------------------------------------------------------
Net cash flows used in investing activities                                         (2,563)                  (7,367)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment for acquisition of treasury stock                                      (2,002)                  (1,540)
     Net change in revolver activity                                                 1,450                    3,100
     Principal payments on capital lease obligations                                (1,022)                    (627)
     Payment of cash dividends                                                        (908)                    (931)
     Exercise of stock options                                                         674                      772
     Principal payments on long-term debt                                             (192)                    (494)
     Other financing activities                                                         30                       15
----------------------------------------------------------------------------------------------------------------------
Net cash flows provided by (used in) financing activities                           (1,970)                     295
----------------------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS:
     Net change                                                                       (705)                   2,826
     Balance, beginning of period                                                   14,250                   11,501
----------------------------------------------------------------------------------------------------------------------
Balance, end of period                                                       $      13,545            $      14,327
======================================================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Interest paid                                                           $       1,059            $         954
     Income taxes paid                                                                 926                      315

See condensed notes to consolidated financial statements.

                               FRESH BRANDS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation
     The consolidated financial statements included herein have been prepared by us without audit. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, we believe that the disclosures are adequate to make the information presented not misleading. The interim financial statements furnished with this report reflect all adjustments (consisting of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2002 annual report to shareholders, as incorporated by reference in our Form 10-K for the fiscal year ended December 28, 2002. Additionally, it should be noted that certain prior year amounts have been reclassified to conform to the current year presentation.

     Annually, our fiscal year ends on the Saturday closest to December 31. As such, the current fiscal year is a 53-week period while the prior year was a 52-week period. Consistent with 2002, our first quarter of 2003 was comprised of 16-weeks and the second and third quarters consist of 12-weeks each. Our fourth quarter for 2003 will consist of 13-weeks but is typically made up of 12-weeks, as in 2002.

(2)  Stock-Based Compensation
     The Company has stock option and other stock-based compensation plans which are fully described in the Company's Form 10-K for the fiscal year ended December 28, 2002. The Company accounts for its stock-based compensation plans using the intrinsic value method, under the principles prescribed by the Accounting Principles Board's opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For stock options granted, no employee compensation cost is reflected in the Company's results of operations for the second quarter and year-to-date of 2003 or 2002, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock at the grant date.

     The Company has adopted the disclosure-only provisions of FASB Statement No. 123, ("Statement No. 123") Accounting for Stock Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Accordingly, no compensation cost has been recognized in the results of operations for the second quarter and year-to-date of 2003 and 2002 for the stock option plans. Had compensation cost for stock options granted been determined based on the fair value at the grant date for awards consistent with an alternative method prescribed by Statement No. 123, the Company's net income and earnings per share for the second quarter and year-to-date 2003 and 2002 would have reflected the pro forma amounts indicated below:


(In thousands, except per share data)
--------------------------------------------------------------------------------------------------------------------
                                                For the 12-weeks ended                For the 28-weeks ended
                                           July 12, 2003      July 13, 2002      July 12, 2003      July 13, 2002
--------------------------------------------------------------------------------------------------------------------
Net earnings
  As reported                              $        1,648     $        1,910     $        3,575     $        3,824
  Deduct:  Total stock-based
  compensation expense determined
  under fair value based method, net
  of tax                                              120                132                228                308
--------------------------------------------------------------------------------------------------------------------
  Pro forma                                $        1,528     $        1,778     $        3,347     $        3,516
--------------------------------------------------------------------------------------------------------------------
Earnings per share-basic
  As reported                              $         0.33     $         0.37     $         0.71     $         0.74
  Pro forma                                $         0.31     $         0.34     $         0.67     $         0.68
Earnings per share-diluted
  As reported                              $         0.33     $         0.36     $         0.70     $         0.73
  Pro forma                                $         0.30     $         0.34     $         0.66     $         0.67
====================================================================================================================

(3)  Other Current Assets

(In thousands)
---------------------------------------------------------------------------------------------------------------
                                                                  July 12, 2003         December 28, 2002
---------------------------------------------------------------------------------------------------------------

Prepaid expenses                                                  $        2,058           $         1,364
Receivable under capital subleases                                         1,138                     1,082
Retail systems and supplies for resale                                       322                     1,099
---------------------------------------------------------------------------------------------------------------
Other current assets                                              $        3,518           $         3,545
===============================================================================================================

(4)  Segment Reporting
     Our operations are classified into two segments, wholesale and retail. Our wholesale business derives its revenues primarily from the sale of groceries, produce, dairy, meat and other products to our franchised supermarkets and independent supermarket customers. We also supply these products to our corporate supermarkets, but those revenues are eliminated for consolidated accounting purposes. We supply grocery, frozen food, produce and general merchandise and health and beauty care to our supermarkets through two distribution centers in Sheboygan, Wisconsin. We also provide our supermarkets with fresh, frozen and processed meats, eggs, dairy and deli items through a third-party distribution facility in Milwaukee, Wisconsin. Additionally, we distribute bakery and deli items made in our Platteville, Wisconsin centralized production facility. Our retail business consists of our 28 operating supermarkets. We also acquired a store on July 7, 2003 in Racine, Wisconsin which we expect to open as a Piggly Wiggly store in the third quarter of 2003. Our retail revenue is generated by our corporate supermarkets selling products, including products purchased from our wholesale segment, to retail consumers.

     Summarized financial information for the second quarter and year-to-date of 2003 and 2002 concerning our reportable segments is shown in the following tables:


(In thousands)
------------------------------------------------------------------------------------------------------------------
                                             For the 12-weeks ended                For the 28-weeks ended
Net Sales                                July 12, 2003      July 13, 2002      July 12, 2003       July 13, 2002
------------------------------------------------------------------------------------------------------------------
Wholesale                               $     116,479      $     110,849      $     260,333       $     250,765
Intracompany                                  (37,442)           (36,383)           (87,569)            (84,676)
Wholesale net sales                            79,037             74,466            172,764             166,089
Retail                                         73,135             72,455            167,078             164,971
------------------------------------------------------------------------------------------------------------------
Total net sales                         $     152,172      $     146,921      $     339,842       $     331,060
==================================================================================================================

------------------------------------------------------------------------------------------------------------------
                                             For the 12-weeks ended                For the 28-weeks ended
Operating Income                         July 12, 2003      July 13, 2002      July 12, 2003       July 13, 2002
------------------------------------------------------------------------------------------------------------------
Wholesale                               $       2,999      $       2,309      $       7,284       $       5,491
Retail                                            148              1,151               (391)              1,654
------------------------------------------------------------------------------------------------------------------
Total operating income                          3,147              3,460              6,893               7,145
==================================================================================================================

(5)  New Accounting Pronouncements
     During the first quarter of 2003, we adopted Emerging Issues Task Force Issue ("EITF") No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor." This EITF Issue establishes that cash consideration received from a vendor is presumed to be a reduction in the prices of the vendor's products or services and should, therefore, be characterized as a reduction in cost of products sold when recognized in the reseller's income statement unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue or other income as appropriate when recognized in the reseller's income statement, or it is a reimbursement of costs, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the reseller's income statement. Applying the provisions of EITF No. 02-16 resulted in the reclassification of certain of our vendor rebates and advertising revenue received in excess of advertising costs. The reclassification of these items reduced cost of products sold and, correspondingly, increased selling, general and administrative expense by $1.0 million and $0.6 million for the second quarter of 2003 and 2002, respectively and by $2.3 million and $2.1 million year-to-date for 2003 and 2002, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
     As of July 12, 2003, we operated 28 supermarkets and franchised an additional 74 supermarkets, including one franchised store which closed July 24, 2003. This compares to 27 owned supermarkets and 72 franchised supermarkets as of July 13, 2002. Twenty of our corporate supermarkets operated under the Piggly Wiggly(R) banner, 8 of them operated under the Dick's(R) Supermarkets banner and all of our franchised supermarkets operated under the Piggly Wiggly banner. We also acquired a store on July 7, 2003 in Racine, Wisconsin which we expect to open as a Piggly Wiggly store in the third quarter of 2003. We are the primary supplier to all 102 operating supermarkets and also serve as a wholesaler to a number of smaller, independently operated supermarkets and convenience stores. In addition, we currently serve as a temporary secondary wholesale supplier to a group of local supermarkets. All of our supermarkets and other wholesale customers are located in Wisconsin and northern Illinois.

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

     Our retail business consists of corporate-owned supermarkets which operated under the Piggly Wiggly and Dick's Supermarkets banners. We earn our retail revenue by selling products purchased from our wholesale segment and other merchandise to retail consumers. Compared to our wholesale segment, our retail segment generates higher gross profit margins, but has higher operating and administrative expenses.

     During the first two quarters of 2003 we continued to be affected by competitive store openings. New competitive stores opened in four of our markets in the first quarter, two more are expected to open this summer and one additional store is scheduled to open in the fall. With one exception, all of these stores are Wal-Mart Supercenters. Comparable store sales for franchised and corporate retail stores decreased 0.7% for the second quarter of 2003 and decreased 0.2% for the first two quarters of 2003, reflecting the continued challenging economic and competitive environment.

Results of Operations
     The following table sets forth certain items from our Consolidated Statements of Earnings as a percentage of net sales and the variance in the percentages for the second quarter and year-to-date of 2003 compared to the second quarter and year-to-date of 2002.


----------------------------------------------------------------------------------------------------------------------
                              Percent of net sales         Variance         Percent of net sales           Variance
----------------------------------------------------------------------------------------------------------------------
                             For the 12-weeks ended      July 12, 2003       For the 28-weeks ended     July 12, 2003
                                                              vs.                                           vs.
                          July 12, 2003   July 13, 2002  July 13, 2002    July 12, 2003  July 13, 2002  July 13, 2002
----------------------------------------------------------------------------------------------------------------------
Net sales                    100.0%          100.0%             0.0%         100.0%         100.0%             0.0%
Retail net sales              48.1%           49.3%            (1.2)%         49.2%          49.8%            (0.6)%
Wholesale net sales           51.9%           50.7%             1.2%          50.8%          50.2%             0.6%
Gross profit                  19.6%           19.7%            (0.1)%         20.0%          19.8%             0.2%
Selling, general &
   admin expenses             16.3%           16.2%             0.1%          16.7%          16.4%             0.3%
Depreciation &
   amortization                1.3%            1.2%             0.1%           1.3%           1.2%             0.1%
Operating income               2.1%            2.4%            (0.3)%          2.0%           2.2%            (0.2)%
Earnings before income
  taxes                        1.8%            2.1%            (0.3)%          1.7%           1.9%            (0.2)%
Net earnings                   1.1%            1.3%            (0.2)%          1.1%           1.2%            (0.1)%
----------------------------------------------------------------------------------------------------------------------

Net Sales
     Information regarding our net sales for the second quarter and year-to-date periods ended July 12, 2003 and July 13, 2002 is set forth in the following table:


(In thousands)
----------------------------------------------------------------------------------------------------------------------
                                       For the 12-weeks ended                       For the 28-weeks ended
                                July 12, 2003          July 13, 2002         July 12, 2003          July 13, 2002
----------------------------------------------------------------------------------------------------------------------
Retail net sales                $       73,135         $       72,455         $      167,078        $      164,971
Wholesale net sales                     79,037                 74,466                172,764               166,089
----------------------------------------------------------------------------------------------------------------------
Total sales                     $      152,172         $      146,921         $      339,842        $      331,060
----------------------------------------------------------------------------------------------------------------------

     Net sales for our 12- and 28- week periods ended July 12, 2003 were both a record $152.2 million and $339.8 million, respectively, compared to $146.9 million and $331.1 million, respectively, for the same periods in 2002. The net sales increases for our 12- and 28- week periods ended July 12, 2003 were 3.6% and 2.7%, respectively, due primarily to an increase in wholesale sales relating to our temporary supply agreement with a group of local supermarkets, the opening of a franchise replacement store in Omro, Wisconsin in February 2003 and the opening of our new corporate store in Kenosha, Wisconsin in January 2003.

Retail Net Sales
     Our total retail sales for the 12- and 28-week periods ended July 12, 2003 increased 0.9% to $73.1 million and 1.3% to $167.1 million, respectively, compared to the same periods in 2002. Our retail net sales improvement was due to the January 2003 opening of our new corporate Piggly Wiggly Fresh MarketCircle store in Kenosha, Wisconsin, which was partially offset by the decrease in our same store sales for our corporate supermarkets.

     Comparable store sales for our corporate Piggly Wiggly and Dick's Supermarkets and franchised supermarkets on an aggregate basis decreased 0.7% for the second quarter of 2003 and 0.2% for the first two quarters of 2003. Comparable store sales represent sales of all corporate and franchised stores that were open throughout the second quarter of 2003 and 2002. The decrease was due primarily to the challenging economic environment and the continued effects of competitive activity in many of our market areas.

     We are continuing our efforts to expand and upgrade our existing supermarkets and supermarket brands, including through the opening of additional and replacement retail stores. On August 8, 2003 we opened our third corporate Piggly Wiggly Fresh MarketCircle store. This new, 50,000 square foot store in Sheboygan, Wisconsin, replaces a smaller, outdated corporate store and features our first corporate "Pig Stop" fuel and convenience store. In addition our new 30,000 square foot Dick's Supermarkets corporate store and fuel station/convenience store in Maquoketa, Iowa, which represents our first entry into the Iowa market, is expected to open in the fourth quarter of 2003. Also, we expect to complete the conversion of a former Rainbow Foods store in Racine, Wisconsin, to the Piggly Wiggly format during the third quarter of 2003. Finally, we have entered into an agreement to purchase a Cub Foods store located in Menasha, Wisconsin from Supervalu, Inc. We expect to close this acquisition during the third quarter of 2003 and intend to operate the store as a corporate Piggly Wiggly store, replacing an existing corporate store.

Wholesale Net Sales
     Wholesale net sales for the 12- and 28-week periods ended July 12, 2003 increased 6.1% to $79.0 million and 4.0% to $172.8 million, respectively, compared to the same periods in 2002. The increase reflects the February 2003 opening of a replacement franchise supermarket in Omro, Wisconsin. Net wholesale sales for the second quarter of 2003 and year-to-date also included approximately $4.6 million and $5.1 million, respectively, in sales as a temporary secondary wholesale supplier to a group of local supermarkets, previously supplied by Fleming Companies. We expect that these additional wholesale sales will continue at least into the third quarter of 2003.

     We expect our net wholesale sales to be positively impacted during the remainder of 2003 due to the completion in July 2003 of expansion and remodeling projects at franchise stores in Mosinee and Cross Plains, Wisconsin. Additionally, on July 30, 2003, we opened a new 24,000 square foot franchise replacement store in Juneau, Wisconsin. Also, by the fall of 2003, we expect to complete an expansion and renovation of a franchise replacement store project in Mayville, Wisconsin and plan to open a franchise replacement store in Union Grove, Wisconsin by the end of the year.

Gross Profit
     Our gross profit percentage for the second quarter of 2003 decreased to 19.6% from 19.7% for the same period in 2002. Year-to-date, our gross profit percentage increased to 20.0% from 19.8% for the same period in 2002. Our year-to-date gross profit improvement is partially due to a positive book-to-physical inventory adjustment made in the first quarter of 2003 of approximately $500,000 related to the completion of the final phase of our wholesale systems project.

     Gross profit percentage and dollars were also impacted by the application of Emerging Issues Task Force Issue ("EITF") No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor." Applying the provisions prescribed by EITF No. 02-16 resulted in the reclassification of certain cash consideration received from our vendors. In the past, we recognized certain vendor rebates and advertising consideration received in excess of direct advertising costs as a reduction of our selling, general and administrative expenses. EITF No. 02-16 specifies that if the amount of cash consideration paid by the vendor exceeds the cost being reimbursed, that the excess amount should be characterized as a reduction of cost of products sold when recognized in the reseller's income statement. The reclassification of these items reduced cost of products sold and, correspondingly, increased selling, general and administrative expense by $1.0 million and $0.6 million for the second quarter of 2003 and 2002, respectively and by $2.3 million and $2.1 million year-to-date for 2003 and 2002, respectively.

Selling, General and Administrative Expenses
     Our selling, general and administrative expenses, as a percent of net sales, increased to 16.3% for our second quarter of 2003 compared to 16.2% for the same period in 2002. Year-to-date, as a percent of net sales, selling, general, and administrative expenses increased to 16.7% compared to 16.4% for the same period in 2002. We continue to experience significant increases in health and accident insurance costs. During the first two quarters of 2003, our health and accident and other benefit costs increased $850,000 or 16.7% over the prior year.

     Due to the ongoing and increasingly competitive nature of the supermarket industry and the challenging economic environment, some of our franchised and corporate retail stores continue to experience operational challenges in their respective marketplaces. In order to further improve our overall financial results, we continue to actively evaluate various business alternatives to these operations. These alternatives include selling these supermarkets, converting franchised supermarkets into corporate supermarkets (and vice versa), closing supermarkets and implementing other operational changes. We are paying close attention to the franchised and corporate retail stores experiencing difficulty and are implementing strategies for operational improvements.

     During the second quarter of 2003 we incurred charges of $850,000, including a retail repositioning charge of $350,000 and a bad debt reserve of $500,000, compared to a charge for bad debt reserves of $171,000 in the second quarter of 2002. These charges primarily related to franchise receivables, including franchise receivables for a store which closed in our third quarter. This additional year over year charge of $679,000 was partially offset by a net benefit of $305,000 relating to a reduction in expense for the discretionary profit sharing portion of our defined contribution plan. While we believe our current bad debt reserves are adequate, we nonetheless may likely have additional reserves for future sales to account for the credit risk associated with franchise store operations that are being adversely impacted by difficult competitive conditions and a weak general economy.

Net Earnings
     Our operating income for the 12- and 28-week periods ended July 12, 2003 decreased 9.0% to $3.1 million and 3.5% to $6.9 million, respectively, compared to the same periods in 2002. Net earnings for the 12- and 28- week periods ended July 12, 2003 decreased 13.7% to $1.6 million and 6.5% to $3.6 million, respectively, compared to the same periods in 2002. Diluted earnings per share for the second quarter and first two quarters of 2003 decreased 8.3% and 4.1%, respectively, to $0.33 and $0.70 compared to $0.36 and $0.73 for the same periods in 2002. Diluted weighted average common shares and equivalents outstanding for the 28-weeks ended July 12, 2003 were 5,081,000 compared to 5,266,000 for the same period in 2002.

     Many of our peer companies measure the profitability of their sales using the net earnings to net sales ratio. This ratio represents the net earnings margin realized from each dollar of net sales. Our 2003 second quarter and year-to-date net earnings to net sales ratio were both 1.1% compared to 1.3% for the second quarter of 2002 and 1.2% for year-to-date 2002.


Liquidity and Capital Resources
Summary
     At July 12, 2003, we had cash and equivalents totaling $13.5 million, compared to $14.3 million of cash and equivalents at year-end 2002. The net cash outflow of approximately $705,000 was attributable to various operational, investing and financing activities. Our working capital position (current assets minus current liabilities), at July 12, 2003 increased 12.7% to $32.5 million, compared to $28.8 million at December 28, 2002. Our current ratio (current assets divided by current liabilities), at July 12, 2003 was 1.65 to 1.00, compared to 1.56 to 1.00 at December 28, 2002. As of July 12, 2003, we had unsecured revolving bank credit facilities aggregating $35.0 million, with $8.1 million remaining available for use. Our current working capital levels are expected to provide us with an adequate liquidity position for the forthcoming year. Additionally, we continue to remain in compliance with all credit facility debt covenants.

Cash Flows From Operating Activities
     For the 28-weeks ended July 12, 2003, our net cash provided from operations was $3.8 million, compared to $9.9 million for the same period in 2002. This decrease in net operating cash inflows compared to 2002 was primarily due to a nominal inventory increase of $147,000 in 2003 compared to an inventory decrease of $4.7 million in 2002.

Cash Flows From Investing Activities
     Net cash outflows from investing activities for the first two quarters of 2003 totaled $2.6 million, compared to $7.4 million for the same period in 2002. This decrease was primarily due to capital expenditures of $3.2 million in 2003 compared to $7.7 million for the same period in 2002. Capital expenditures during the first two quarters of 2003 included $1.3 million for retail equipment and fixtures, $748,000 relating to distribution centers, $327,000 for corporate office technology and $850,000 for our ongoing systems projects.

Cash Flows From Financing Activities
     Net cash outflows from financing activities for first two quarters of 2003 totaled $2.0 million compared to $295,000 in cash inflows for the same period in 2002. The change was primarily due to the net change in the borrowing activity year over year. During the first two quarters of 2003, the borrowings on our $35.0 million revolving credit facility increased $1.5 million compared to an increase of $3.1 million for the first two quarters of 2002. Net cash outflows for 2003 were also impacted by the increased acquisition of treasury stock during the first two quarters of 2003 compared to the same period in 2002. During the first two quarters of 2003 we repurchased 127,000 shares of our common stock for an aggregate price of $2.0 million, compared to 82,000 shares aggregating $1.5 million for the first two quarters of 2002.

     Our ratio of total liabilities to shareholders' investment at the end of the second quarter of 2003 was 2.01 compared to 2.09 at fiscal year end 2002 and
1.71 at the end of the second quarter of 2002. The increase in the ratio of liabilities to shareholders' investment since the end of the second quarter of 2002 is primarily due to an increase of $10.4 million in drawings on our $35.0 million revolving credit facility to fund systems projects and franchise and corporate store remodel and replacement projects.

     At the end of the second quarter of 2003, approximately $2.6 million remained available from our current Board-authorized $30 million share repurchase plan. Also, in July 2003, our Board of Directors declared a third quarter 2003 cash dividend of $0.09 per share of common stock. The dividend is payable on September 5, 2003 to shareholders of record on August 22, 2003 and is expected to approximate $450,000.

Major 2003 Commitments
     Our business information technology capital expenditure project continues on schedule. The first two phases of the project, the infrastructure and the wholesale business segments, have been completed. The remaining three phases include the retail business, services and point of sale segments. The retail and services segments are currently in process and the new point of sale systems are being tested at two of our Sheboygan stores. We are currently about 40% through the business information system replacement program. Since the fourth quarter of 2001, we have invested about $8.5 million in our systems project, with approximately $4.4 million planned for 2003.

     Our 2003 capital budget is approximately $14.8 million, compared to our actual 2002 capital spending of $13.7 million. This budget is comprised of approximately $7.9 million for corporate retail replacement supermarkets, $1.3 million for distribution center additions, $4.4 million for the business systems project and $1.2 million for other technology-related and office upgrade projects. At the end of the first two quarters of 2003, we have approximately $11.6 million remaining to be expended this year out of our total $14.8 million capital budget. Our 2003 capital budget does not include any amounts that may be required to fund future acquisition opportunities.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in our Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we believe, anticipate, expect or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Specifically, forward-looking statements include statements about our (a) expectations regarding future competitive store openings; (b) expectations regarding our reserves related to our franchise receivables; (c) expectations regarding potential future reserves for our receivables; and; (d) plans to remodel existing supermarkets, open additional corporate supermarkets and convert existing supermarkets to franchised supermarkets. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: (1) the cost and results of our new business information technology systems replacement project; (2) the presence of intense competitive market activity in our market areas, including competition from warehouse club stores and deep discount supercenters; (3) our ability to identify and develop new market locations and/or acquisition candidates for expansion purposes; (4) our continuing ability to obtain reasonable vendor marketing funds for promotional purposes; (5) our ability to continue to recruit, train and retain quality franchise and corporate retail store operators; (6) the recognition of repositioning charges resulting from potential closures, conversions and consolidations of retail stores due principally to the competitive nature of the industry and to the quality of our retail store operators; (7) the potential recognition of additional write-offs relating to accounts receivable from our franchise operators; and (8) our increasing debt and capitalized lease amounts. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our only variable rate financial instrument subject to interest rate risk is our $35 million revolving credit facility, which permits borrowings at interest rates based on either the bank's prime rate or adjusted LIBOR rate. We have borrowed approximately $26.9 million under this facility as of July 12, 2003 and, as a result, increases in market interest rates would cause our interest expense to increase and our earnings before income taxes to decrease. Based on our outstanding revolving credit facility borrowings as of July 12, 2003, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $269,000. Similarly, a 100 basis point decrease in the market interest rate would reduce our annual interest expense by approximately $269,000.

     We believe that our exposure to market risks related to changes in foreign currency exchange rates and trade accounts receivable is immaterial.


Item 4. Procedures and Controls

a.   Evaluation of disclosure controls and procedures:
     -------------------------------------------------

     Based on their respective evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.   Changes in internal controls:
     -----------------------------

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the second quarter of 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.


                            PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Our 2003 annual meeting of shareholders was held on Wednesday, May 13, 2003. At the meeting, the shareholders re-elected Michael R. Houser, Bruce J. Olson and Walter G. Winding to our Board of Directors for the three-year terms expiring at our 2006 annual meeting of shareholders and until their successors are duly qualified and elected. As of the March 10, 2003 record date for the annual meeting, 5,053,946 shares of Common Stock were outstanding and eligible to vote. Of these, 4,468,346 shares of Common Stock voted at the meeting in person or by proxy. The following votes were recorded for each nominee:

                                                       For                                 Withheld
                                            --------------------------            ---------------------------
                                            Votes           Percentage            Votes            Percentage
                                            -----           ----------            -----            ----------
Michael R. Houser                         4,410,096            98.7%              58,250              1.3%
Bruce J. Olson                            4,420,776            98.9%              47,570              1.1%
Walter G. Winding                         4,228,903            94.6%             239,443              5.4%

The tabulation of votes for the election of directors resulted in no broker non-votes or abstentions.

Our continuing directors were Steven R. Barth and G. William Dietrich, whose terms expire in 2004, and R. Bruce Grover, and Elwood F. Winn, whose terms expire in 2005. Martin Crneckiy, Jr., whose term was to expire in 2005, requested a leave of absence resignation from the board effective July 25, 2003 in order to dedicate his full business time and attention to expanded job responsibilities and related extensive business travel commitments related to his primary employment.

Item 9. Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certifications of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     We furnished a current report on Form 8-K dated May 16, 2003 pursuant to item 9 with respect to our press release for the first quarter ended April 19, 2003 and related disclosure requirements of Regulation FD.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                FRESH BRANDS, INC.



Dated:  August 25, 2003         By:  /s/ Elwood F. Winn
                                     --------------------------------
                                     Elwood F. Winn,
                                     President and Chief Executive Officer



Dated:  August 25, 2003         By:  /s/ S. Patric Plumley
                                     --------------------------------
                                     S. Patric Plumley,
                                     Senior Vice President, Chief Financial
                                     Officer, Secretary and Treasurer