Form 10-Q
period 2003-09-30
FRESH BRANDS INC
filed 2003-11-18
CIK 1135431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2003

Commission File Number 000-32825

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

As of November 14, 2003, 4,986,123 shares of Common Stock, $0.05 par value, were issued and outstanding.

FRESH BRANDS, INC.

FORM 10-Q INDEX

PAGE NUMBER
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Earnings	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures
about Market Risk	18
Item 4. Procedures and Controls	18
PART II OTHER INFORMATION
Item 3. Defaults upon Senior Securities	19
Item 5. Other Items	19
Item 9. Exhibits and Reports on Form 8-K	19
Signature	20

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

FRESH BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands)
Assets	October 4, 2003	December 28, 2002
Current assets:
Cash and equivalents	$11,570	$14,250
Receivables, net	17,754	14,267
Inventories	37,764	36,268
Land and building held for resale	4,976	7,601
Current receivable under capital subleases	1,271	584
Other current assets	3,821	2,961
Deferred income taxes	4,291	4,291

Total current assets	81,447	80,222

Noncurrent receivable under capital subleases	27,461	22,332
Property and equipment, net	31,902	28,229
Property under capital leases, net	24,649	13,635
Goodwill, net	20,280	20,280
Other noncurrent assets, net	7,542	6,475

Total assets	$193,281	$171,173

Liabilities and Shareholders' Investment

Current liabilities:
Accounts payable	$37,693	$34,475
Accrued salaries and benefits	6,584	6,276
Accrued insurance	3,153	3,064
Other accrued liabilities	5,004	5,379
Current obligations under capital leases	2,208	1,898
Current maturities under revolving line of credit	26,650	--
Current maturities of long-term debt	316	316

Total current liabilities	81,608	51,408

Long-term obligations under capital leases	53,279	36,965
Long-term debt	554	3,504
Long-term debt under revolving line of credit	--	22,700
Deferred income taxes	1,114	1,114
Shareholders' investment:
Common stock	438	438
Additional paid-in capital	15,574	15,527
Retained earnings	84,928	82,030
Treasury stock	(44,214)	(42,513)

Total shareholders' investment	56,726	55,482

Total liabilities and shareholders' investment	$193,281	$171,173

See notes to condensed consolidated financial statements.

FRESH BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

(In thousands, except per share data)
	For the 12-weeks ended		For the 40-weeks ended
	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002
Net sales	$152,614	$141,860	$492,456	$472,920
Cost of products sold	123,204	113,560	395,026	379,060

Gross profit	29,410	28,300	97,430	93,860
Selling, general and administrative
expenses	25,213	23,702	81,827	78,063
Depreciation and amortization	2,372	1,829	6,884	5,885

Operating income	1,825	2,769	8,719	9,912
Interest expense (net)	704	425	1,738	1,323

Earnings before income taxes	1,121	2,344	6,981	8,589
Provision for income taxes	437	901	2,722	3,323

Net earnings	$684	$1,443	$4,259	$5,266

Earnings per share – basic	$0.14	$0.28	$0.84	$1.02
Earnings per share – diluted	$0.14	$0.28	$0.84	$1.00
Weighted average shares and
equivalents outstanding:
Basic	5,026	5,143	5,041	5,161
Diluted	5,058	5,207	5,074	5,249
Cash dividends paid per share of common	$0.09	$0.09	$0.27	$0.27
stock

See notes to condensed consolidated financial statements.

FRESH BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(In thousands)
	For the 40-weeks ended
	October 4, 2003	October 5, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$4,259	$5,266
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	6,884	5,885
Changes in assets and liabilities:
Receivables, net	(3,487)	(2,737)
Inventories	(1,496)	1,128
Other current assets	1,250	(3,964)
Accounts payable	3,218	(3,547)
Accrued liabilities	68	3,452

Net cash flows provided by operating activities	10,696	5,483

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,577)	(10,002)
Receipt of principal amounts under capital subleases	887	405
Other-proceeds from asset sales	33	24

Net cash flows used in investing activities	(9,657)	(9,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for acquisition of treasury stock	(2,375)	(1,843)
Principal payments on capital lease obligations	(1,657)	(895)
Payment of cash dividends	(1,361)	(1,394)
Net change in revolver activity	1,250	9,050
Exercise of stock options	644	772
Principal payments on long-term debt	(250)	(265)
Other financing activities	30	89

Net cash flows provided by (used in) financing activities	(3,719)	5,514

CASH AND EQUIVALENTS:
Net change	(2,680)	1,424
Balance, beginning of period	14,250	11,501

Balance, end of period	$11,570	$12,925

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$1,835	$2,071
Income taxes paid	2,059	2,447

See notes to condensed consolidated financial statements.

FRESH BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)     Basis of Presentation

        The condensed consolidated financial statements included herein have been prepared by us without audit. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, we believe that the disclosures are adequate to make the information presented not misleading. The interim financial statements furnished with this report reflect all adjustments (consisting of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the fiscal year ended December 28, 2002. Additionally, it should be noted that certain prior year amounts have been reclassified to conform to the current year presentation.

        Annually, our fiscal year ends on the Saturday closest to December 31. Our current fiscal year is a 53-week period while our prior year was a 52-week period. Consistent with 2002, our first quarter of 2003 was comprised of 16-weeks and the second and third quarters consist of 12-weeks each. Our fourth quarter of 2003 will consist of 13-weeks but typically consists of 12-weeks, as it did in 2002.

(2)     Stock-Based Compensation

        We have stock option plans which are fully described in our annual report on Form 10-K for the fiscal year ended December 28, 2002. We account for our stock-based compensation plans using the intrinsic value method, under the principles prescribed by the Accounting Principles Board’s Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For stock options granted, no employee compensation cost is reflected in the our results of operations for the third quarter and year-to-date of 2003 or 2002, as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the grant date.

        We have adopted the disclosure-only provisions of FASB Statement No. 123, (“Statement No. 123”) Accounting for Stock Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Accordingly, no compensation cost has been recognized in our results of operations for the third quarter and year-to-date of 2003 and 2002 for stock options granted under our stock option plans. Had compensation cost for stock options granted been determined based on the fair value on the grant date for awards consistent with an alternative method prescribed by Statement No. 123, our net income and earnings per share for the third quarter and year-to-date 2003 and 2002 would have reflected the pro forma amounts indicated below:

(In thousands, except per share data)
	For the 12-weeks ended		For the 40-weeks ended
	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002
Net earnings
As reported	$684	$1,443	$4,259	$5,266
Deduct: Total stock-based
compensation expense determined
under fair value based method, net
of tax	102	132	331	439

Pro forma	$582	$1,311	$3,928	$4,827

Earnings per share-basic
As reported	$0.14	$0.28	$0.84	$1.02
Pro forma	$0.12	$0.25	$0.78	$0.94
Earnings per share-diluted
As reported	$0.14	$0.28	$0.84	$1.00
Pro forma	$0.12	$0.25	$0.77	$0.92

(3)     Other Current Assets

(In thousands)
	October 4, 2003	December 28, 2002
Prepaid expenses	$2,816	$1,364
Receivables under capital subleases	1,271	1,082
Retail systems and supplies for resale	1,005	1,099

Other current assets	$5,092	$3,545

(4)     Segment Reporting

        Our operations are classified into two segments, wholesale and retail. Our wholesale business derives its revenues primarily from the sale of groceries, produce, dairy, meat and other products to our franchised supermarkets and independent supermarket customers. We also supply these products to our corporate supermarkets, but those revenues and corresponding cost of sales are eliminated in consolidation for accounting purposes. We supply grocery, frozen food, produce and general merchandise and health and beauty care to our supermarkets through two distribution centers in Sheboygan, Wisconsin. We also provide our supermarkets with fresh, frozen and processed meats, eggs, dairy and deli items through a third-party distribution facility in Milwaukee, Wisconsin. Additionally, we distribute bakery and deli items made in our Platteville, Wisconsin centralized production facility. Our retail revenue is generated by our 29 corporate supermarkets selling products, including products purchased from our wholesale segment, to retail consumers.

        Summarized financial information for the third quarter and year-to-date periods of 2003 and 2002 concerning each of our reportable segments is shown in the following tables:

(In thousands)
	For the 12-weeks ended		For the 40-weeks ended
Net Sales	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002
Wholesale	$115,919	$107,516	$376,251	$358,281
Intercompany	(40,342)	(35,387)	(127,911)	(120,063)

Wholesale net sales	75,577	72,129	248,340	238,218
Retail	77,037	69,731	244,116	234,702

Total net sales	$152,614	$141,860	$492,456	$472,920

	For the 12-weeks ended		For the 40-weeks ended
Operating Income	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002
Wholesale	2,554	2,308	9,827	7,792
Retail	(729)	461	(1,108)	2,120

Total operating income	$1,825	$2,769	$8,719	$9,912

(5)     Guarantees

        At October 4, 2003 and December 28, 2002, we provided approximately $15.4 million and $15.0 million, respectively, of guarantees of loans from third parties to some of our franchisees. The total of these loans as of October 4, 2003 and December 28, 2002, was approximately $22.6 million and $23.3 million, respectively. While the nature of our business results in guarantees from time to time, we determined that it was not necessary to record a related liability as of either October 4, 2003 or December 28, 2002.

(6)     Long-Term Debt

        As of October 4, 2003, our borrowings were approximately $26.7 million under our unsecured bank revolving credit agreement. Because this agreement expires on April 30, 2004, we have classified this debt as short-term and have provided a separate line item for amounts outstanding under this facility. We are currently exploring a new, replacement or extended credit agreement with various financial institutions, including our existing banks, and expect to have a new, replacement or extended credit agreement in place prior to April 30, 2004.

        Our revolving credit agreement includes several financial covenants, including one that requires our “fixed charge coverage” ratio to exceed 1.20:1. Our fixed charged ratio is defined as (i) EBITDA, or earnings before interest, taxes, depreciation and amortization (as defined in our revolving credit agreement) minus cash dividends minus income taxes paid and minus capital expenditures, in each case for the most recent four quarters divided by (ii) the sum of our (a) interest expense for the most recent four quarters, (b) current maturities of long-term debt and (c) net current obligations under capital leases. As of October 4, 2003, we were not in technical compliance with this covenant ratio. We are currently working with our banks to receive a waiver of this deficiency or an amendment to our revolving credit agreement that would lower this ratio so that we would be in compliance. Although we believe that the following potential consequences are unlikely, because we are not in technical compliance with our revolving credit agreement, our banks technically could (i) refuse to lend us additional amounts under our revolving credit agreement and/or (ii) require us to repay the entire amount owed thereunder prior to the April 30, 2004 expiration date of the revolving credit agreement.

(7)     New Accounting Pronouncements

        During the first quarter of 2003, we adopted Emerging Issues Task Force Issue (“EITF”) No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.” This EITF establishes that cash consideration received from a vendor is presumed to be a reduction in the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of products sold when recognized in the reseller’s income statement unless (a) it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue or other income as appropriate when recognized in the reseller’s income statement, or (b) it is a reimbursement of costs, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the reseller’s income statement. Applying the provisions of EITF No. 02-16 resulted in the reclassification of certain of our vendor rebates and advertising revenue received in excess of related advertising costs. The reclassification of these items reduced cost of products sold and, correspondingly, increased selling, general and administrative expense by $0.9 million and $0.8 million for the third quarter of 2003 and 2002, respectively, and by $3.2 million and $3.0 million year-to-date for 2003 and 2002, respectively.

        We have adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions were applicable to guarantees issued or modified after December 31, 2002. While the nature of our business results in the issuance of certain guarantees from time to time, the adoption of FIN 45 did not have a material impact on our financial statements for the quarter or year to date ended October 4, 2003.

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. Prior to the adoption of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. As amended by FASB Staff Position (“FSP”) No. FIN 46-6, FIN 46 is effective for variable interests in a VIE created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003 (i.e., the end of our fiscal 2003).

        We believe that FASB is in the process of modifying and/or clarifying certain provisions of FIN 46 and that certain FSPs relating to FIN 46 are being deliberated. These modifications and FSPs, when finalized, could impact our analysis of the applicability of FIN 46 to the potential consolidation of our franchisees into our consolidated financial statements. We currently believe that FIN 46 could require us to consolidate our results with those of some or all of our franchisees and that such a consolidation would likely have a material impact on our consolidated financial statements.

        We, along with several other grocery retail and wholesale companies, are members of a cooperative that purchases certain grocery products. We are evaluating whether this cooperative is a VIE under the provisions of FIN 46 and, if so, whether we are the primary beneficiary. We currently believe that consolidation will not be required for this cooperative as a result of our adoption of FIN 46.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        As of October 4, 2003, we operated 29 supermarkets and franchised an additional 73 supermarkets. This compares to 27 owned supermarkets and 73 franchised supermarkets as of October 5, 2002. Twenty-one of our corporate supermarkets operated under the Piggly Wiggly® banner, 8 of them are operated under the Dick’s® Supermarkets banner and all of our franchised supermarkets operated under the Piggly Wiggly banner. We are the primary supplier to all 102 supermarkets and also serve as a wholesaler to a number of smaller, independently operated supermarkets and convenience stores. All of our supermarkets and other wholesale customers are located in Wisconsin and northern Illinois.

        Our operations are classified into two segments, wholesale and retail. Our wholesale business derives its revenues primarily from the sale of groceries, produce, dairy, meat and other products to our franchised supermarkets and independent retail customers. We also supply these products to our corporate supermarkets, but those revenues and corresponding cost of sales are eliminated in consolidation for accounting purposes. We supply grocery, frozen food, produce, general merchandise and health and beauty care to our supermarkets through two distribution centers in Sheboygan, Wisconsin. We also provide our supermarkets with dairy, fresh, frozen and processed meats, eggs and deli items through a third-party distribution facility in Milwaukee, Wisconsin. Additionally, we distribute items made in our Platteville, Wisconsin centralized bakery/deli production facility.

        Our retail business consists of corporate-owned supermarkets which operate under the Piggly Wiggly and Dick’s Supermarkets banners. We earn our retail revenue by selling products purchased from our wholesale segment and other merchandise to retail consumers. Compared to our wholesale segment, our retail segment typically generates higher gross profit margins, but has higher operating and administrative expenses.

Results of Operations

        The following table sets forth certain items from our Consolidated Statements of Earnings as a percentage of net sales and the variance in the percentages for the third quarter and year-to-date periods of 2003 compared to the third quarter and year-to-date periods of 2002.

	Percent of net sales		Variance	Percent of net sales		Variance
	For the 12-weeks ended		Oct 4, 2003	For the 40-weeks ended		Oct. 4, 2003
	October 4, 2003	October 5, 2002	vs. Oct 5, 2002	October 4, 2003	October 5, 2002	vs. Oct. 5, 2002
Net sales	100.0%	100.0%	N/A	100.0%	100.0%	N/A
Retail net sales	50.5%	49.2%	1.3%	49.6%	49.6%	0.0%
Wholesale net sales	49.5%	50.8%	(1.3)%	50.4%	50.4%	0.0%
Gross profit	19.3%	19.9%	0.6%	19.8%	19.8%	0.0%
Selling, general &
admin expenses	16.5%	16.7%	(0.2)%	16.6%	16.5%	0.1%
Depreciation &
amortization	1.6%	1.3%	0.3%	1.4%	1.2%	0.2%
Operating income	1.2%	2.0%	(0.8)%	1.8%	2.1%	(0.3)%
Earnings before income
taxes	0.7%	1.7%	(1.0)%	1.4%	1.8%	(0.4)%
Net earnings	0.5%	1.0%	(0.5)%	0.9%	1.1%	(0.2)%

Net Sales

        Information regarding our net sales for the third quarter and year-to-date periods ended October 4, 2003 and October 5, 2002 is set forth in the following table:

(In thousands)
	For the 12-weeks ended		For the 40-weeks ended
	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002
Retail net sales	$77,037	$69,731	$244,116	$234,702
Wholesale net sales	75,577	72,129	248,340	238,218

Total sales	$152,614	$141,860	$492,456	$472,920

        Net sales for our 12- and 40- week periods ended October 4, 2003 were both records, representing increases of 7.6% and 4.1%, respectively, compared to the same periods in 2002. These increases were due primarily to the factors listed in “Retail Net Sales” and “Wholesale Net Sales” below. Due to the difficult economic climate, intense competition in our markets and the length of time since our last successful acquisition, we do not expect to meet our goal of increasing our net sales by 15% in 2003 from 2002.

        Comparable store sales for franchised and corporate retail stores increased 4.3% for the third quarter of 2003 and 1.1% for the first three quarters of 2003 compared to the same periods in 2002. Comparable store sales represent sales of all corporate and franchised stores that were open throughout the third quarter and year to date periods of 2003 and 2002. The increases in comparable store sales during the third quarter of 2003 were primarily due to higher sales at replacement and remodeled corporate and franchised supermarkets, the closing of competitive stores in several of our markets and special promotional efforts in several market areas. These increases were partially offset for the year to date period of 2003 by competitive openings in four of our markets in the first and second quarter.

Retail Net Sales

        Our total retail net sales for the 12- and 40- week periods ended October 4, 2003 increased 10.5% and 4.0%, respectively, compared to the same periods in 2002. These increases were due primarily to:

•	The January 2003 opening of our new market corporate Piggly Wiggly Fresh MarketCircle®store in Kenosha, Wisconsin.

•	The August 2003 opening of our replacement corporate Piggly Wiggly Fresh MarketCircle®store in Sheboygan, Wisconsin. This 50,000 square foot corporate store features our first combination Pig Stop fuel and convenience store.

•	The opening of our new market 50,000 square foot corporate store in Racine, Wisconsin in September 2003.

•	The September 2003 purchase and consolidation of a Menasha, Wisconsin competitive store with our existing Piggly Wiggly store

        Our first new Dick’s Supermarket store continues under construction in Maquoketa, Iowa. This new store represents our first entry into the Iowa market. The new store is expected to open in early 2004. It will feature a gas station, car wash and convenience store.

Wholesale Net Sales

        Wholesale net sales for the 12- and 40- week periods ended October 4, 2003 increased 4.8% and 4.2%, respectively, compared to the same periods in 2002. These increases were due primarily to:

•	Wholesale net sales of approximately $2.0 million and $7.1 million during the third quarter of 2003 and first three quarters of 2003, respectively, due to a temporary secondary wholesale supplier arrangement with a group of local supermarkets previously supplied by Fleming Companies. This relationship ended in mid-August.

•	The February 2003 opening of a replacement franchised supermarket in Omro, Wisconsin.

•	The July 2003 opening of a replacement franchised supermarket in Juneau, Wisconsin.

•	The completion, during the third quarter of 2003, of expansion and remodeling projects at franchised stores in Mosinee and Cross Plains, Wisconsin.

        We expect our wholesale net sales to be positively impacted during the remainder of 2003 due to the expansion and renovation of a franchised replacement store project in Mayville, Wisconsin and our franchised replacement store in Union Grove, Wisconsin, both of which are scheduled to be completed by mid-November.

        In mid-September, we broke ground for our new and expanded bakery and delicatessen production facility in Platteville, Wisconsin. This new 46,000 square foot facility will replace an existing smaller bakery/deli production facility, also in Platteville, which was acquired as part of our purchase of Dick’s Supermarkets in June 2001. Construction on this new facility is expected to be completed in the summer of 2004.

Gross Profit

        Due to the opening of one new market corporate store and two larger replacement corporate stores during the third quarter, we increased our promotional efforts in these markets and reduced our prices at these stores. As a result of these price decreases, our retail gross profit margin was lower than it would otherwise have been during this period. This was the primary cause of the decrease in our gross margin during the third quarter. Our year-to-date gross margin remained consistent with the prior year as a result of an offsetting positive book-to-physical inventory adjustment of approximately $500,000 made in the first quarter of 2003. This adjustment was made in connection with the completion of the final phase of our wholesale systems project.

        Gross profit margin during the third quarter also decreased in comparison to the prior period as a result of the application of Emerging Issues Task Force Issue (“EITF”) No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.” Applying the provisions prescribed by EITF No. 02-16 resulted in the reclassification of certain cash consideration received from our vendors. In the past, we recognized certain vendor rebates and advertising consideration received in excess of direct advertising costs as a reduction of our selling, general and administrative expenses. EITF No. 02-16 specifies that, if the amount of cash consideration paid by the vendor exceeds the cost being reimbursed, the excess amount should be characterized as a reduction of cost of products sold when recognized in the reseller’s income statement. The reclassification of these items reduced our cost of products sold and, correspondingly, increased our selling, general and administrative expense by $0.9 million and $0.8 million for the third quarter of 2003 and 2002, respectively and by $3.2 million and $3.0 million year-to-date for 2003 and 2002, respectively.

Selling, General and Administrative Expenses

        The decrease in our selling, general, and administrative expenses, as a percent of net sales, in our third quarter was primarily due to our ongoing focus on reducing our operating costs and increasing our efficiency. However, during the third quarter of 2003, these reductions were partially offset by an increase in our promotional spending, including increased promotional spending in connection with the opening of several new stores. In addition, we incurred a pretax charge of $350,000 for professional fees related to the pursuit of several acquisitions that ultimately did not occur. We also incurred an incremental pretax charge of $885,000 as a result of increasing our reserve for potentially uncollectible franchisee receivables. It is likely that additional charges for potentially uncollectible receivables from franchisees may be incurred in the future as a result of ongoing increasing competition in various of our franchisee markets.

        As part of our ongoing effort to reduce costs, we reduced our corporate staff by 20 people early in the fourth quarter of 2003. We anticipate the annual pretax payroll savings resulting from these staff reductions, along with other reductions that have resulted from retirements, to be approximately $1.3 million. In the fourth quarter, such savings will be partially offset by related personnel severance costs but are estimated to result in net pretax savings of up to $200,000. We have also initiated numerous other initiatives in an effort to further reduce our future selling, general, and administrative expenses.

        During the fourth quarter of 2003, we anticipate incurring a special assessment of approximately $126,000 related to a shortfall in the union health insurance plan for our Illinois corporate stores. Also, we plan to close our Watertown, Wisconsin corporate store prior to the end of our fourth quarter. Pretax charges related to this closure for employee severance pay, lease termination, inventory and other asset disposal costs are expected to be approximately $300,000 pretax. Future net sales are expected to decrease by approximately $9.5 million annually as a result of this store closure.

        Due to the increasingly competitive nature of the supermarket industry and the challenging economic environment, some of our franchised and corporate retail stores continue to experience operational challenges in their respective marketplaces. In order to further improve our overall financial results, we continue to actively evaluate various business alternatives to these operations. These alternatives include selling these supermarkets, converting franchised supermarkets into corporate supermarkets (and vice versa), closing supermarkets and implementing other operational changes. In addition, further assessments of several other corporate and franchise stores and their ongoing prospects will be made in the fourth quarter. If any of these stores are closed, converted or consolidated, we will likely incur significant charges. Any decisions regarding the closure, conversion or consolidation of stores would be made with the intention of improving our future earnings, although these actions would also have the effect of reducing future net sales.

Net Earnings

        Our operating income for the 12- and 40- week periods ended October 4, 2003 decreased 34.1% to $1.8 million and 12.0% to $8.7 million, respectively, compared to the same periods in 2002. Net earnings for the 12- and 40- week periods ended October 4, 2003 decreased 52.6% to $0.7 million and 23.6% to $4.3 million, respectively, compared to the same periods in 2002. Diluted earnings per share for the third quarter and first three quarters of 2003 decreased 50.0% and 16.0%, respectively, to $0.14 and $0.84 compared to $0.28 and $1.00 for the same periods in 2002. These decreases were caused primarily by the factors listed above and an increase in our interest costs and amortization expenses, partially offset by a decrease in our diluted weighted average common shares and equivalents outstanding. The increased interest costs and amortization expenses were primarily related to the recognition of two new capitalized leases for our new corporate store in Kenosha, Wisconsin and our replacement corporate store in Sheboygan, Wisconsin. Diluted weighted average common shares and equivalents outstanding for the 12- and 40- weeks ended October 4, 2003 were approximately 5,058,000 and 5,074,000, respectively, compared to approximately 5,207,000 and 5,249,000, respectively, for the same periods in 2002.

        After the end of our second quarter of 2003, we lowered our earnings estimate for 2003 to reflect our then current belief that our 2003 earnings would fall slightly below our previously disclosed estimate of between $1.54 to $1.60 per share. Due to uncertainties related to the current economic environment, higher potentially uncollectible franchise receivables, costs associated with our implementation of the Sarbanes-Oxley Act and the anticipated closing of our Watertown corporate store, we currently believe that our 2003 earnings will fall short of this revised estimate.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in applying certain critical accounting policies. Critical accounting policies are those that require the most subjective and complex judgments.

        On an ongoing basis, we evaluate our estimates utilizing historic experience, consultation with experts and other methods we consider reasonable. Actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known (See Part II, Item 7 under the caption “Critical Accounting Policies” of our annual report on Form 10-K for the year ended December 28, 2002 for additional discussion).

        As discussed more fully above in Note 7, “New Accounting Pronouncements,” in the notes to the condensed consolidated financial statements, we believe that the FASB is in the process of modifying and/or clarifying certain provisions of FIN 46 and that certain FASB Staff Positions (“FSP”) relating to FIN 46 are being deliberated. These modifications and FSPs, when finalized, could impact our analysis of the applicability of FIN 46 to the potential consolidation of our franchisees into our consolidated financial statements. We currently believe that FIN 46 could require us to consolidate our results with those of some or all of our franchisees and that such a consolidation would likely have a material impact on our consolidated financial statements.

Liquidity and Capital Resources
Summary

        At October 4, 2003, we had cash and equivalents totaling $11.6 million, compared to $14.3 million of cash and equivalents at year-end 2002. The net cash outflow of approximately $2.7 million was attributable to various operational, investing and financing activities. Our working capital position (current assets minus current liabilities) at October 4, 2003 was a negative $161,000, compared to $28.8 million at December 28, 2002. As noted below, the amounts owed under our revolving credit agreement have been classified as short-term debt because the facility expires on April 30, 2004. In contrast, at year-end, the amounts owed under this facility were classified as long-term debt Excluding the effects of the classification of amounts owed pursuant to our revolving credit agreement as short-term debt, our working capital position would have been $26.3 million at October 4, 2003. Our current ratio (current assets divided by current liabilities) at October 4, 2003 was 1.00 to 1.00, compared to 1.56 to 1.00 at December 28, 2002. However, excluding the classification of amounts owed pursuant to our revolving credit agreement as short-term debt, our current ratio would have been 1.48 to 1.00 at October 4, 2003.

        As of October 4, 2003, our borrowings were approximately $26.7 million under our unsecured bank revolving credit agreement. Because this agreement expires on April 30, 2004, we have classified this debt as short-term. We are currently exploring a new, replacement or extended credit agreement with various financial institutions, including our existing banks, and expect to have a new, replacement or extended credit agreement in place prior to April 30, 2004.

        Our revolving credit agreement requires us to comply with the following financial covenants as of the end of each quarter:

Financial Covenant	Required Amount/Ratio	Ratio as of October 4, 2003
Tangible net worth	Our tangible net worth (as defined in our revolving
credit agreement) must equal or exceed $20 million plus
50% of our consolidated net earnings (as defined in our
revolving credit agreement) since January 1, 2001
Our tangible net worth exceeded this requirement by $8.8 million
Fixed Charge Coverage	1.20:1.00 (minimum)	0.94:1.00[2]
Ratio [1]

Funded Debt plus	2.50:1.00 (maximum)	1.87:1.00[4]
Contingent Liabilities to
EBITDA [3]

1	Our fixed charge coverage ratio is defined as (i) EBITDA, or earnings before interest, taxes, depreciation and amortization (as defined in our revolving credit agreement) minus cash dividends minus income taxes paid and minus capital expenditures, in each case for the most recent four quarters; divided by (ii) the sum of our (a) interest expense for the most recent four quarters, (b) current maturities of our long-term debt and (c) net current obligations under capital leases. As of October 4, 2003, our current obligations of $2.2 million under capital leases were offset by related sublease receivables of $1.3 million.

2	Although not reflective of our business understanding with our banks, a technical reading of the terms of our revolving credit agreement could require that the amounts outstanding under this agreement be treated as short-term debt for purposes of calculating this ratio. If calculated in this manner, our fixed charge coverage ratio would be 0.11:1.00. We are currently working with our banks to clarify our revolving credit agreement so that amounts owed hereunder are treated as long-term debt for purposes of calculating this ratio.

3	Funded Debt, Contingent Liabilities and EBITDA are defined in our revolving credit agreement. For purposes of this calculation, amounts owed under our revolving credit agreement were not included as short-term debt.

4	Although not reflective of our business understanding with our banks, a technical reading of the terms of our revolving credit agreement could require that the amounts outstanding under this agreement be treated as short-term debt for purposes of calculating this ratio. If calculated in this manner, our funded debt plus contingent liabilities to EBITDA ratio would be 0.69:1.00. We are currently working with our banks to clarify our revolving credit agreement so that amounts owed hereunder are treated as long-term debt for purposes of calculating this ratio.

        As indicated above, as of October 4, 2003, we did not meet the fixed charge coverage ratio required by our revolving credit agreement. As a result, we were not in technical compliance with the terms of our revolving credit agreement. We are currently working with our banks to receive a waiver of this deficiency or an amendment to our revolving credit agreement that would lower this ratio so that we will be in compliance. In order to obtain such a waiver or amendment, our banks may require us to pay an additional fee, agree to additional and/or more restrictive loan covenants, provide collateral security for their loans and/or our franchisee guarantees, and/or agree to other restrictions on our use of capital, including potentially on our capital expenditures, our ability to effect acquisitions, our stock repurchases and/or our payment of dividends. Although we believe that the following potential consequences are unlikely, because we are not in technical compliance with our revolving credit agreement, our banks technically could (i) refuse to lend us additional amounts under our revolving credit agreement and/or (ii) require us to repay the entire amount owed thereunder prior to the April 30, 2004 expiration date of the revolving credit agreement. If our banks exercise either of these options, then our current working capital levels would likely not provide us with an adequate liquidity position for the remainder of the year. We are currently exploring a new, replacement or extended credit facility with various financial institutions, including our existing banks, and we believe we will have a new, replacement or extended credit agreement in place prior to the April 30, 2004 expiration of our revolving credit agreement.

        Two of the financial covenants in our revolving credit agreement are based, in part, on our EBITDA (as defined above). Although EBITDA is used as a measurement tool used to evaluate company performance and cash flow by management and for our debt covenant calculations, it is not intended to be an alternative to performance measures under generally accepted accounting principles. Nevertheless, we believe that EBITDA is useful information to investors because it is a tool to measure our compliance with the provisions of our revolving credit agreement. The following table compares our EBITDA with our earnings before income taxes:

	For the 12-weeks ended		For the 40-weeks ended
	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002
Net earnings	$684	$1,443	$4,259	$5,266
Interest	704	425	1,738	1,323
Income Taxes	437	901	2,722	3,323
Depreciation and amortization	2,372	1,829	6,884	5,885

EBITDA	$4,197	$4,598	$15,603	$15,797

Cash Flows From Operating Activities

        For the 40- weeks ended October 4, 2003, our net cash provided from operations was $10.7 million, compared to $5.5 million for the same period in 2002. This increase in net operating cash inflows compared to 2002 was primarily due to timing of the receipt of payments from our wholesale customers and the timing of payments to our suppliers.

Cash Flows From Investing Activities

        Net cash outflows from investing activities for the first three quarters of 2003 totaled $9.7 million, compared to $9.6 million for the same period in 2002. Capital expenditures during the first three quarters of 2003 included $6.7 million for retail equipment and fixtures primarily related to new store openings, $1.4 million relating to improvements at our distribution centers and bakery/deli facility, $0.6 million for corporate office technology hardware and software and $1.9 million for our ongoing systems projects.

Cash Flows From Financing Activities

        Net cash outflows from financing activities for first three quarters of 2003 totaled $3.7 million compared to $5.5 million in cash inflows for the same period in 2002. The change was primarily due to the net change in the borrowing activity year over year. During the first three quarters of 2003, our borrowings on our $35.0 million revolving credit agreement increased $1.3 million compared to an increase of $9.1 million for the first three quarters of 2002. Net cash outflows for 2003 were also impacted by our increased acquisition of treasury stock during the first three quarters of 2003 compared to the same period in 2002. These stock repurchases were primarily to provide liquidity to our shareholders in our retirement savings plan. During the first three quarters of 2003 we repurchased 156,000 shares of our common stock for an aggregate price of nearly $2.4 million, compared to 104,000 shares aggregating nearly $1.8 million for the first three quarters of 2002.

        Our ratio of total liabilities to shareholders’ investment at the end of the third quarter of 2003 was 2.41 compared to 2.09 at fiscal year end 2002 and 1.76 at the end of the third quarter of 2002. The increase in the ratio of liabilities to shareholders’ investment since the end of the third quarter of 2002 was primarily due to the recognition of two new capitalized leases for our new corporate store in Kenosha, Wisconsin and the replacement corporate store in Sheboygan, Wisconsin, as well as an increase of $4.0 million in borrowings under our $35.0 million revolving credit agreement to fund our systems projects and franchised and corporate store remodeling and replacement projects.

        At the end of the third quarter of 2003, approximately $2.2 million remained available from our current Board-authorized $30 million share repurchase plan. Also, in October 2003, our Board of Directors declared a third quarter 2003 cash dividend of $0.09 per share of common stock. The dividend is payable on December 5, 2003 to shareholders of record on November 21, 2003 and is expected to approximate $0.5 million.

Major 2003 Commitments

        The first two phases of our $20 million business information technology capital expenditure project, the infrastructure and the wholesale business segments, have been completed. Since the fourth quarter of 2001, we have invested about $10.4 million in our systems project. The remaining two phases are the retail business and services segments. In the retail business segment, the new point-of-sale hardware and software has been installed at three stores. Although we are continuing the rollout to all of our stores, the schedule has been extended as we integrate the rollout with other projects at our stores.

        Due to the difficult economic climate, intense competition in our markets and the length of time since our last successful acquisition, we do not expect to meet our goal of increasing our net sales by 15% in 2003 from 2002. As a result of these factors and our recent financial results, we are intensifying our efforts to improve the results of our current operations and reevaluating the scope and implementation timetable for the services segment of our systems project, including determining how we can best incorporate the requirements of Section 404 of the Sarbanes-Oxley Act into the implementation. As a result of these reevaluations, if we decide to cancel or scale back certain phases of our services systems project, then we may incur significant impairment charges. These charges may materially affect our results in the quarter and year that they are incurred.

        Our 2003 capital budget is approximately $14.8 million, compared to our actual 2002 capital spending of $13.7 million. This budget is comprised of approximately $7.9 million for corporate retail replacement supermarkets, $1.3 million for distribution center additions, $4.4 million for our business systems project and $1.2 million for other technology-related and office upgrade projects. As of October 4, 2003, we had approximately $4.2 million remaining to be expended this year out of our total $14.8 million capital budget. As indicated above, we are reevaluating all of our planned capital expenditure projects with a view towards canceling or deferring all nonessential projects. As a result, we likely will not spend the entire amount of our remaining 2003 capital budget. We are currently evaluating our capital expenditure budget for 2004. We anticipate that our capital budget for 2004 will be lower, and perhaps substantially lower, than in recent years due to the current economic environment and potential limitations on our revolving credit agreement borrowing availability. We are not currently anticipating purchasing any potential multiple-store supermarket chain acquisitions. We may, however, acquire stores from one or more of our franchisees that decide to exit the supermarket business.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in our Form 10-Q are “forwardlooking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forwardlooking statements can generally be identified as such because the context of the statement will include words such as we believe, anticipate, expect or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forwardlooking statements. Specifically, forward-looking statements include our statements about our: (a) expectation that we will not meet our goal of increasing sales by 15% in 2003 compared to 2002; (b) plans to open an expanded Platteville centralized production facility, remodel and expand existing supermarkets, open additional corporate supermarkets and convert existing supermarkets to franchised supermarkets; (c) expectations regarding our current and future reserves related to our franchise receivables; (d) expectations regarding the savings that will result from our recent reduction of our corporate staff; (e) expectations regarding a special assessment related to a shortfall in one of our union health insurance plans; (f) expectations regarding the effects of our plans to close our Watertown, Wisconsin store, including the anticipated closing costs and reduction in our future sales; (g) expectations regarding the effects that other potential store closings may have on our financial performance; (h) expectations that we will not meet our previously announced earnings per share target; (i) belief that we may, in the future, be required to consolidate our results with those of some or all of our franchisees and the effect that such a consolidation might have on our financial statements; (j) expectations that we will enter into a new, replacement or extended credit facility prior to April 30, 2004; (k) expectations regarding the terms on which our banks may enter into a waiver or amendment of our revolving credit agreement related to our technical non-compliance such agreement; (l) belief that our banks are not likely to exercise the remedies available to them in light of our technical non-compliance with our revolving credit agreement; (m) expectations regarding the adequacy of our liquidity for the remainder of the year; (n) review of our systems project, including the impairment charges that we may incur if we cancel or scale back one or more phases of this project; and (o) anticipated capital expenditures during the remainder of 2003 and in 2004. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results including, but not limited, to the following: (1) the cost and results of our new business information technology systems replacement project, including any financial statement and/or operational impact of any decision not to implement certain phases thereof; (2) the presence of intense competitive market activity in our market areas, including competition from warehouse club stores and deep discount supercenters; (3) our ability to identify and develop new market locations and/or acquisition candidates for expansion purposes; (4) our continuing ability to obtain reasonable vendor marketing funds for promotional purposes; (5) our ability to continue to recruit, train and retain quality franchise and corporate retail store operators; (6) the potential recognition of significant repositioning charges resulting from potential closures, conversions and consolidations of retail stores due principally to the competitive nature of the industry and to the quality of our retail store operators; (7) the potential recognition of additional reserves and/or write-offs relating to accounts receivable from our franchise operators; (8) vacancy in our chief executive officer and chief financial officer positions; (9) ability to obtain a waiver of our breach under our revolving credit agreement or an amendment to our revolving credit agreement and the restrictions that might be imposed in connection with any such waiver or amendment; (10) ability to obtain a new, replacement or extended credit facility to replace our current revolving credit agreement that expires on April 30, 2004; (11) costs to implement the Sarbanes-Oxley Act of 2002; and (12) increasing debt, capitalized lease and guarantee amounts. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forwardlooking statements and are cautioned not to place undue reliance on such forwardlooking statements. The forwardlooking statements made herein are only made as of the date of this Form 10-Q and we undertake no obligation to publicly update such forwardlooking statements to reflect subsequent events or circumstances.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

        Our only variable rate financial instrument subject to interest rate risk is our $35 million revolving credit agreement, which permits borrowings at interest rates based on either the bank’s prime rate or adjusted LIBOR rate. We borrowed approximately $26.7 million under this facility as of October 4, 2003 and, as a result, increases in market interest rates would cause our interest expense to increase and our earnings before income taxes to decrease. Based on our outstanding revolving credit agreement borrowings as of October 4, 2003, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $267,000. Similarly, a 100 basis point decrease in the market interest rate would reduce our annual interest expense by approximately $267,000.

        We believe that our exposure to market risks related to changes in foreign currency exchange rates and trade accounts receivable is insignificant.

Item 4.  Procedures and Controls

a.     Evaluation of disclosure controls and procedures:

        Based on their respective evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our acting principal executive officer and chief accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.     Changes in internal controls:

        There have been no significant changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting subsequent to the date of the previously- mentioned evaluation.

PART II  OTHER INFORMATION

Item 3.  Defaults upon Senior Securities

        In response to this Item, the information set forth in Note 6, “Long-Term Debt,” in the Notes to Condensed Consolidated Financial Statements and the information related to our revolving credit agreement set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Summary” is hereby incorporated by reference.

Item 5. Other Items

        On March 28, 2003, we filed our annual report on Form 10-K for our fiscal year ended December 28, 2002 (“Fiscal 2002”). Due to a clerical error, the Independent Auditors’ Report relating to Schedule VII — Valuation and Qualifying Accounts and Reserves for the fiscal years 2002, 2001 and 2000 was erroneously omitted. This schedule and Independent Auditors’ Report are being filed solely to correct this error and no other changes have been made to the schedule attached hereto as Exhibit 99. Except as required to correct this error, all information contained in Exhibit 99 is stated as of March 28, 2003, the date that we filed our Form 10-K for Fiscal 2002.

Item 9.  Exhibits and Reports on Form 8-K

(a)	Exhibits

31	Certifications by the Acting Chief Executive Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Acting Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Schedule VII — Valuation and Qualifying Accounts and Reserves

(b)	Reports on Form 8-K

We furnished a current report on Form 8-K dated August 7, 2003 pursuant to item 9 with respect to our press release for the second quarter ended July 12, 2003.

We furnished a current report on Form 8-K dated September 12, 2003 pursuant to item 9 with respect to our press release announcing the termination of the employment relationship with our Chief Financial Officer, Mr. S. Patric Plumley, effective September 12, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRESH BRANDS, INC.
Dated: November 18, 2003	By: /s/ Michael G. Isken
Michael G. Isken,
Controller (Chief Accounting Officer)