Form 10-K
period 2003-12-31
FRESH BRANDS INC
filed 2004-03-18
CIK 1135431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 of the
Securities Exchange Act of 1934 for the fiscal year ended January 3, 2004 of

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

The aggregate market value of Common Stock held by non-affiliates as of July 12, 2003 was $70,736,259 and the aggregate market value of Common Stock held by non-affiliates as of March 17, 2004 was $46,827,284. This value includes all of the shares of our Common Stock, except for the shares beneficially owned by our directors and the executive officers listed in Item 1A below.

The number of shares of our Common Stock outstanding as of July 12, 2003 and March 17, 2004 was 5,039,613 and 4,911,575, respectively.

Portions of our definitive Proxy Statement for our 2004 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year and, upon such filing, will be incorporated by reference into Part III to the extent indicated therein.

PART I

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this annual report on Form 10-K, particularly in the in section titled “Item 7. – Management’s Discussion and Analysis of Financial Condition and results of Operations,” are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we believe, anticipate, expect or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Specifically, forward-looking statements include statements about: (a) the expected type, nature and amount of charges associated with store closings that we expect to record in 2004; (b) the expected effect that such charges will have on our future financial performance and condition; (c) our new operational focus; (d) the expected effect that our operational focus will have on our future financial performance and condition; (e) the anticipated benefits to our shareholders of our new operational focus; (f) expectations regarding the effects of our plans to close certain of our corporate and franchised stores, including the anticipated reduction in our future sales and increases in our future earnings; (g) the anticipated increased interest rate and annual interest expense that we will pay under our new credit facility; and (h) the expected impact on our financial statements of our adoption of FIN 46R. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect our anticipated results. Such risks and uncertainties include, but are not limited to, the following: (1) our increasing capitalized lease and guarantee amounts; (2) the presence of intense competitive market activity in our market areas, including competition from warehouse club stores and deep discount supercenters; (3) the cost advantages that our competitors have as a result of their larger purchasing power and, in many cases, non-union workforces; (4) our ability to identify and convert new franchisee stores; (5) our continuing ability to obtain reasonable vendor marketing funds for promotional purposes; (6) our ability to continue to recruit, train and retain quality franchise and corporate retail store operators; (7) the potential recognition of additional repositioning charges resulting from potential closures, conversions and consolidations of additional retail stores due principally to the competitive nature of the industry and to the quality of our retail store operators; (8) the potential recognition of additional charges relating to accounts receivable from our franchise operators; (9) the vacancy in our chief executive officer position; (10) the cost and results of our new business information technology systems replacement project; and (11) the costs to implement the Sarbanes-Oxley Act of 2002. Shareholders, potential investors and other readers are urged to consider these risks carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this annual report on Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.  Business.

General

        We are a supermarket retailer and grocery wholesaler principally through corporate-owned, franchised and independent supermarkets. At the end of 2003, we owned and operated 28 supermarkets, a gas station, a convenience store and franchised an additional 73 supermarkets. Our corporate and franchised supermarkets are sometimes collectively referred to in this Form 10-K as “our” supermarkets. Twenty of our corporate supermarkets operate under the Piggly Wiggly® banner and eight of them operate under the Dick’s® Supermarkets banner. All of our franchised supermarkets operate under the Piggly Wiggly banner. We are the primary supplier to all 101 supermarkets and also serve as a wholesaler to a number of smaller, independently operated supermarkets and convenience stores. All of our supermarkets and other wholesale customers are located in Wisconsin, northern Illinois and eastern Iowa.

Strategic Plan

        In 2001, we adopted a strategic plan which included a goal of trying to achieve a 15% compound annual growth rate in revenue for the five years beginning in 2001. To achieve this goal, we would have had to acquire several multiple-store supermarket chains. In June 2001, we completed the acquisition of Dick’s Supermarkets, Inc., our first multiple-store supermarket chain acquisition. In 2001, our revenue increased by 15.7% largely as a result of this acquisition and we achieved our 2001 revenue growth goal. However, due to the difficult economic climate, intense competition in our markets and the length of time since our most recent successful acquisition, our revenue increased by only 7.8% and 6.3% in 2002 and 2003, respectively, and we did not meet our revenue growth goal in either 2002 or 2003.

        As a result of these factors and our recent financial results, during the last half of 2003 our board of directors took action to terminate our Chief Financial Officer and Vice President – Retail Operations and reached an agreement with our Chief Executive Officer regarding the termination of our relationship with him. In December 2003, we hired a new Executive Vice President – Operations, Louis E. Stinebaugh, and re-hired our retired long-time Chief Financial Officer, John H. Dahly. With the input of our new management team, our board of directors decided that we needed to change our operational focus by intensifying our efforts on improving the results of our current operations, reducing our debt and reinvigorating our franchise system, rather than trying to grow our business through additional multiple-store supermarket acquisitions. As a result, we intend to focus more on our wholesale operations while also improving the operating results of our corporate retail stores.

2003 Actions

        Our activities in 2003 included:

•	expanding the square footage at our Cross Plains, Mayville and Mosinee, Wisconsin franchised supermarkets in July, July and December, 2003, respectively;

•	closing older franchised supermarkets and replacing them with new, larger and more competitive supermarkets in Juneau, Omro and Union Grove, Wisconsin in February, July and November, 2003, respectively;

•	opening a replacement corporate supermarket in Sheboygan, Wisconsin in August 2003 that includes a combined convenience store and Pig Stop(R)gas station;

•	opening a new market corporate supermarket in Kenosha, Wisconsin in January 2003;

•	acquiring and remodeling a new market corporate supermarket in Racine, Wisconsin from one of our competitors that opened in September 2003;

•	acquiring a new, larger and more competitive corporate supermarket in Menasha, Wisconsin from one of our competitors in September 2003; and

•	closing our corporate supermarket in Watertown, Wisconsin in December 2003.

Planned 2004 Activities

        In 2004, we will replace our existing bakery/deli production facility in Platteville, Wisconsin with a new, substantially larger facility also in Platteville. We believe that this new facility will allow us to substantially increase our sale of bakery and deli products to our franchisees and independent customers, including potentially adding new independent customers that could not be served from our existing facility. We also opened one new market corporate supermarket in January 2004 and plan to replace one franchised supermarket with a new, larger and more competitive supermarket in 2004. Due to our new operational focus that places a greater emphasis on improving the results of our current operations through a new focus on our in-store value proposition, emphasizing our wholesale business and reducing our debt, we do not anticipate purchasing or building additional new corporate supermarkets in 2004. Finally, as discussed in greater detail in section titled “Item 7. – Management’s Discussion and Analysis of Financial Condition and results of Operations – Overview of 2003 and Our New Operational Focus” below, we plan to close five corporate supermarkets and one franchised supermarket in 2004.

Retail Operations

        Our supermarkets stock a comprehensive selection of groceries, frozen foods, prepared foods, fresh produce, meat, poultry, eggs and dairy products as well as non-food items, such as health and beauty aids, housewares, magazines and periodicals, video cassette rentals, flowers and plants, greeting cards and general merchandise. Similarly, to appeal to value-conscious consumers, our supermarkets have areas in which all items are $1.00 or less. Our supermarkets also have areas dedicated to addressing emerging consumer purchasing preferences, including “Naturally Good and Good For You” sections that stock organic and other items that appeal to health-conscious consumers. We believe that these initiatives have helped us appeal to consumers who would otherwise choose to purchase items in these sections from specialty health-based or “dollar” stores. See “Our Supermarkets” below for more information.

        The products in our supermarkets fall within a broad range of branded merchandise and private-label store branded product alternatives. In general, the private-label products have lower selling prices, but higher gross profit margins, than branded merchandise. Consistent with trends generally within the retail supermarket industry, we continue to experience increases in customer demand for store brands and believe that our Topco-procured line of branded products is satisfying this consumer trend. See “Purchasing and Distribution” below for more information. Based on our internal wholesale price index, inflation did not have a significant effect on sales between 2002 and 2003.

        We operate two customer incentive card programs, the Piggly Wiggly Preferred Club® Card and the Dick’s Savings Club® Card. We designed our customer card programs to reward current customers and attract new customers by offering “clipless coupons” on advertised specials, “automatic” savings on store specials and point-of-sale coupons redeemable on future purchases. The cards also double as check-cashing and video rental identification cards. The cards allow us to maintain a valuable, integrated database that we use to identify our best customers and their preferences so that our supermarkets can better serve them.

        Our Preferred Power Pricing program targets items that shoppers have traditionally purchased from supermarkets, but for which there has been a trend toward purchasing these items in large quantities from alternative sources such as warehouse club stores, supercenters, department stores or pet stores. Under our Preferred Power Pricing program, we feature aggressive month-long sales promotions on large or “mega” sizes of selected items and offer prices below those associated with weekly supermarket sales. Specific examples of product categories that we have featured in our Preferred Power Pricing program include paper products (such as toilet paper, napkins and paper towels), laundry supplies, pet supplies, coffee, cereal and certain perishable items.

        We believe that many customers choose their supermarket based on the attributes of the produce department. Our “Pampered to Perfection” program is a comprehensive program designed to ensure that our supermarkets provide our customers with the highest quality produce possible. As a part of this program, we have thoroughly analyzed our entire process of handling fresh merchandise and created several special warehouse storage environments to assure the proper handling of produce. In addition, we are working with our suppliers to ensure that they share the high standards that we have established. This ensures the Pampered to Perfection program sets rigorous standards for fresh produce from the time it is grown to the time it is taken home by customers. Finally, we designed a comprehensive educational program for all of our supermarket produce managers to ensure that they are able to implement the store-level aspects of our Pampered to Perfection program, including our rigorous 128-point produce department inspection and certification.

        Our Preferred Power Pricing and Pampered to Perfection programs have increased average customer transaction totals, contributed to same store sales increases and reversed sales erosion and built incremental sales in key product categories.

        We also operate a convenience store and a gas station located adjacent to one of our supermarkets. We believe that these facilities provide an opportunity for us to increase net sales through sales of gas and by capturing additional sales to customers who prefer the ease of shopping at a convenience store. Although sales at these facilities accounted for less than 1% of our 2003 net sales, we are evaluating the feasibility of adding gas stations and convenience stores at several of our other supermarkets.

Wholesale Operations

        We are the primary supplier to all of our supermarkets. We also serve as a wholesaler to other smaller independent retail supermarkets, although such sales accounted for less than 1% of our 2003 net sales. In addition, in 2003, we served as a temporary secondary wholesale supplier to a group of local supermarkets that were supplied by a competitor of ours that had filed for bankruptcy. This arrangement, which ended in August 2003, accounted for approximately 1% of our 2003 net sales. We supply a variety of products to our supermarkets and other wholesale customers, primarily from our two distribution centers in Sheboygan, Wisconsin. In addition, we provide our supermarkets and other customers with bakery and deli items from our centralized bakery/deli production facility in Platteville, Wisconsin and fresh, frozen and processed meat, eggs and deli products from a third-party distribution facility in Milwaukee, Wisconsin. Additionally, through arrangements with several vendors, we also offer a line of carbonated soft drinks, fruit drinks and drinking and distilled water under our Springtime® label.

        A key part of our wholesale operations is the strong partnership between us and our franchised supermarkets established by our “Fresh Brands Program.” This partnership, which results in an integrated retail food distribution system that had over $925 million in retail sales in 2003, allows us to leverage the combined buying power of all of our franchised and corporate supermarkets and deliver a powerful and effective promotional vehicle for our participating vendor partners. By operating in this manner, we are able to achieve better performance than if we did not coordinate the promotions run by our franchisee customers.

        Our franchisees, most of which own only one or two supermarkets, benefit from our Fresh Brands Program because it provides them with cost-effective administrative support services and financial resources that are associated with being a part of a large organization and are difficult for independent operators to replicate or obtain on their own. We believe that our Fresh Brands Program provides our franchisees with the support services and financial resources they need to operate efficient, contemporary supermarkets that can compete with supermarkets owned and operated by competitors with substantially greater resources, while retaining the independent retail ownership, entrepreneurial spirit and community involvement that we believe is an integral part of the success of many of our franchisees. Among the services that we provide to our franchisees are:

•	retail performance counseling and supervision;

•	retail financial accounting;

•	preparation of supermarket payrolls;

•	preparation of print, electronic and outdoor media advertising (including various point-of-sale materials);

•	assistance in the selection and analysis of supermarket locations;

•	financing and assistance with lease negotiations;

•	merchandise planning;

•	equipment selection and sourcing;

•	engineering services, including supermarket design, floor layout and facility project management;

•	retail technology implementation and support;

•	labor planning and scheduling; and

•	product category supervision.

Consistent with industry practice, in certain situations, we also provide credit enhancements to certain qualified franchisees, including by leasing the franchisee’s supermarket premises and, in turn, subleasing the premises to the franchisee. We provide some of these services as part of the Fresh Brands Program, while other services are provided under a separate fee arrangement intended to cover our costs. In addition, our franchisees pay us fees determined by the retail sales of their supermarkets. We do not charge an initial fee to franchisees for granting a franchise.

        Another goal of our Fresh Brands Program is to present all of the supermarkets with a common banner as operating under a unified program so that our customers can treat all such supermarkets as a part of the same supermarket “chain.” We do this by coordinating systemwide promotions and other merchandising events in which all of our franchised and corporate supermarkets participate. For example, we control the selection of sale items at all of our supermarkets and produce and distribute weekly newspaper advertising inserts that advertise the same sales at all of the supermarkets operated under the same banner. In addition, we establish various promotions that reward our customers for aggregate amounts of selected items purchased over a period of several weeks. These programs do not differentiate between purchases from our franchised or corporate supermarkets. Other efforts that we undertake to present all of our supermarkets that operate under the same banner as part of a single chain include:

•	outdoor billboard advertising;

•	television and radio advertising; and

•	sponsorship of sports entertainment and charitable events, including the Midwest’s largest fireworks display at Milwaukee’s Summerfest lakefront music festival.

        We are a franchisee of the Piggly Wiggly® brand name. Under our franchise agreement, our franchise territory includes all of Wisconsin, the upper peninsula of Michigan and designated counties in northern Illinois, southeastern Minnesota and eastern Iowa. Our franchise rights are of unlimited duration and are not subject to any specific termination provision. We are required to pay franchise fees to the current franchisor in parts of our market areas. The only other material obligation imposed on us in our franchise territory is that the supermarkets operated under the Piggly Wiggly® name must comply with the standards imposed on supermarkets in the Piggly Wiggly® system. We believe that our own supermarket standards exceed the Piggly Wiggly® system standards. We own the Dick’s Supermarket® brand name.

Our Supermarkets

        Our franchised supermarkets range in size from 10,400 square feet to 54,400 square feet, with an average of 26,200 square feet and our corporate supermarkets range in size from 20,000 square feet to 68,500 square feet, with an average of 38,300 square feet. All of our supermarkets contain several perishable or specialty service departments, including:

•	fresh and processed meat;

•	take-home entrees and snacks;

•	fresh fruits and vegetables;

•	fresh seafood;

•	delicatessen;

•	flowers and plants; and

•	baked goods.

        Several supermarkets also contain or provide one or more of the following:

•	wine and spirit sales;

•	video rentals;

•	lottery sales;

•	photo processing services;

•	TicketMaster®ticket centers;

•	in-house banking services; and

•	automated teller machines.

        Certain franchised and corporate supermarkets continue to fail to meet our financial performance goals and we continue to evaluate various business alternatives relating to these supermarkets in order to improve results of operations. Potential alternatives we consider include the sale or conversion of these supermarkets, closing supermarkets and implementing other operational changes.

        The following table shows our development of, and changes in, our franchised and corporate retail supermarkets for the periods presented:

	Franchised Supermarkets					Corporate Supermarkets
	1999	2000	2001	2002	2003	1999	2000	2001	2002	2003
Beginning of Year	68	69	71	72	74	18	19	19	27	27
New Market Supermarkets(a)	1	1	--	--	--	--	--	--	--	1
Replacement Supermarkets(b)	1	2	2	2	3	--	1	1	1	2
Converted to/from	(1)	--	--	--	--	1	--	--	--	--
Franchise(c)
Purchased Supermarkets(d)	--	--	--	--	--	--	--	8	--	1
Terminated Operations(e)	(2)	(2)	(4)	(2)	(4)	--	(1)	(1)	(1)	(3)
New Franchises(f)	2	1	3	2	--	--	--	--	--	--
End of Year	69	71	72	74	73	19	19	27	27	28
Remodeled and/or Expanded
Supermarkets(g)	4	2	--	2	3	--	--	--	--	--

(a)	New market supermarkets are newly constructed supermarkets in market areas not recently served by us.
(b)	Replacement supermarkets are newly constructed or purchased supermarkets whose opening corresponds with the closure of a nearby franchised or corporate supermarket.
(c)	Supermarkets that are converted from corporate to franchise units, or vice versa, are included as reductions to supermarket totals in one category and corresponding additions to totals in the other category.
(d)	Purchased supermarkets are those that we purchased from a party other than one of our franchisees.
(e)	Terminated operations represent supermarkets that are no longer going concerns, including replaced supermarkets.
(f)	New franchises are additions to our franchise group other than through conversion from corporate supermarkets.
(g)	Remodeled supermarkets represent supermarkets that have undergone substantial expansion and/or remodeling totaling at least $300,000.

Purchasing and Distribution

        We purchase groceries in sufficient volume to qualify for favorable price brackets for most items. We purchase brand name grocery merchandise directly from the manufacturers or processors and purchase produce, meat and seafood from a variety of sources. We purchase substantially all of our private label items and fresh meats through Topco Associates LLC. Topco is a national purchasing cooperative whose member-owners consist of 51 regional supermarket chains and food services organizations who collectively operate more than 3,400 supermarkets. According to Topco data, its member-owners accounted for approximately 10% of United States grocery store sales volume in 2003. In 2003, purchases through Topco accounted for nearly 13% of our total wholesale and retail inventory purchases. We also purchase supermarket and warehouse equipment and supplies, primarily bags and packaging material, through Topco. Topco’s size and purchasing power enable it to employ large-volume, low-cost purchasing techniques on behalf of its member-owners.

        We also participate in Topco’s “World Brands” program. World Brands is a Topco division dedicated to using the combined purchasing power and marketing strength of its members to obtain favorable treatment from national brand manufacturers. To attain this goal, World Brands, together with its members, negotiates with each vendor for the benefit of all of its members in a manner similar to the way that a retailer would do on behalf of its entire organization. There are currently 31 participants in the World Brands program, each of which is a member of Topco. According to World Brands data, the combined retail sales of its members surpasses that of all but three of the grocery retailers in the United States. We believe that World Brands presents us with an opportunity to qualify for more favorable prices and promotions than we could attain on our own.

        We and our direct-contract, third-party distribution center supplied most of the products supplied to our supermarkets in 2003. The remainder of products sold by our supermarkets were supplied by direct store delivery vendors. We operate two distribution centers in Sheboygan, Wisconsin with a total of approximately 425,000 square feet. We supply deli and bakery products from our 20,000 square foot centralized bakery/deli production facility located in Platteville, Wisconsin. While we perform the buying function, a third-party contractor in Milwaukee, Wisconsin performs the distribution services for our meat and dairy operations. We believe that this arrangement provides us with operating cost efficiencies and the ability to expand our wholesale product offerings and better satisfy wholesale customer delivery schedules through improved capacity.

        We operate a leased, full-service trucking fleet, which consists of 25 tractors and 44 refrigerated trailers. We augment our transportation requirements with temporary leasing arrangements as conditions warrant. PW Trucking, Inc., our subsidiary, provides contract and common carrier services throughout our operating territory. Revenues from unrelated parties generated by this business were nominal in 2003 and are expected to be nominal in 2004.

Competition

        The wholesale and retail food industry is highly competitive. At the wholesale level, we compete with regional and national wholesalers, such as Supervalu Inc., Roundy’s, Inc. and Nash Finch Co. We believe that key competitive factors include the provision of the following services to franchised customers:

•	credit enhancements and working capital support;

•	advertising;

•	retail performance and supervision counseling;

•	accounting and financial services;

•	merchandising;

•	facilities engineering;

•	design and project management; and

•	retail technology support.

        We believe that our distribution and production facilities and the wide range of support and marketing services provided to our supermarkets (including pursuant to the Fresh Brands Program) allow us to provide prompt and efficient, low-priced, high-quality products and important supplemental services to our supermarkets and other customers.

        The degree of competition at the retail level varies with supermarket location. Most of our supermarkets compete primarily with local retail operators, virtually all of whom are affiliated with competing wholesalers through arrangements similar to those we have with our franchisees. In some of our supermarket locations, however, we also compete with national and regional retail chain supermarkets, including Pick ‘N Save, Cub Foods, Jewel Food Stores, Sentry Food Stores, Dominick’s Finer Foods, Festival Foods, Woodman’s Stores and Copps Supermarkets. Other competitors include the general merchandise, wholesale club and supercenter format stores, including Wal-Mart Supercenters, Big Kmart stores, SuperTarget stores and ShopKo stores and limited assortment grocery stores, including Aldi and Sav-A-Lot stores. We believe that the principal retail competitive factors include:

•	product quality and variety;

•	the quality of a supermarket's perishable product and service departments;

•	price; and

•	supermarket location and appearance.

        We believe our supermarkets’ emphasis on low-cost, high-quality products, community-based multi-media marketing and merchandising programs and a high degree of in-store customer service and friendliness provide our franchised and corporate supermarkets with a competitive advantage in many retail market areas.

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

Employees

        As of January 3, 2004, we employed approximately 3,000 persons, including approximately 2,200 in the operation of our corporate retail supermarkets. A majority of our corporate retail supermarket employees are employed on a part-time basis. Of our remaining employees, approximately 200 work at our centralized bakery/deli production facility, approximately 300 are engaged in warehousing and/or trucking activities and approximately 300 are corporate and administrative personnel. Five of our 13 collective bargaining agreements have already expired are being mutually extended on a meeting-to-meeting basis and an additional five will expire later in 2004. Together these 10 collective bargaining agreements cover approximately 40% of our employees. We cannot currently predict whether any strikes, work stoppages or slowdowns will be incurred in connection with renewing such agreements.

Web Site Information

        Our corporate web site is www.fresh-brands.com. All of our Form 10-Ks, Form 10-Qs and Form 8-Ks, and amendments thereto, are available free of charge on this web site at http://www.fresh-brands.com/Investorfame.html as soon as practical after they have been filed with the SEC.

Risks and Uncertainties

        As noted above in Part I – Special Note Regarding Forward-Looking Statements, this annual report contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of risks and uncertainties such as those listed below, which, among others, should be considered in evaluating our financial outlook.

        We Face Credit Risks Associated With Our Franchisees’ Operations. Consistent with industry practice, in certain situations, we provide credit enhancements to certain franchisees, including by leasing the franchisee’s supermarket premises and, in turn, subleasing the premises to the franchisee. In addition, we have guaranteed the bank debt of several of our franchisees and several of our franchisees owe us significant amounts for past due invoices. Between December 28, 2002 and January 3, 2004, the sum of the overdue amounts owed to us by franchisees and our franchisee guarantee obligations increased while the aggregate net equity of the related franchisees decreased. As of January 3, 2004, our franchisee guarantees totaled $13.7 million, compared to $15.5 million as of December 28, 2002. In connection with our entry into our new credit facility in March 2004, we guaranteed an additional $4.7 million of franchisee bank borrowings. As a result of these changes, in 2003 we recorded charges of $6.3 million related to potentially uncollectible franchisee receivables and retail subsidies compared to charges of $1.5 million recorded in 2002. Our franchisees face intense competition, which could have a material adverse effect on the results of their operations. If we incur additional significant charges related to existing or future obligations owed to us by our franchisees, these charges could have a material adverse effect on our financial results in the quarter and year that they are incurred.

        Our New Operational Focus May Reduce Our Margins And Ability To Borrow Funds From Our Banks and Increase Certain Risks Associated With Our Business. Due to the difficult economic climate, intense competition in our markets and the length of time since our last successful acquisition, we did not meet our goal of increasing our net sales by 15% in either 2002 or 2003. As a result of these factors and our recent financial results and current financial condition, we revised our strategic plan to place a greater emphasis on improving the results of our current operations through a new focus on our in-store value proposition, emphasizing our wholesale business, and reducing our debt. Although we will continue to pursue selected opportunities to grow our retail business, we do not expect to acquire any multiple-store supermarket chains in 2004. If successful, our new focus on our in-store value proposition may decrease our profit margins. In addition, the decrease in our profit margins will decrease our earnings unless our sales increase by the amount required to offset the decrease in our profit margins. If successful, our increased focus on our wholesale operations will lead to an increased number of franchised supermarkets. In certain situations, we may need to lease the supermarkets operated by these franchisees and, in turn, sublease them to the franchisee. Such additional leases may make it more difficult for us to borrow funds from our banks and may increase the risks associated with our business if our franchisees are not able to operate their businesses profitably. In addition, each of these new relationships will need to be assessed under FIN 46R to determine if the franchisees will be required to be consolidated into our consolidated financial statements. There can be no assurance that our efforts to improve our results of operations, focus our efforts on our wholesale business and reduce our debt will be successful. Our failure to, or delay in, successfully implementing our strategic plan may have a material adverse effect on our results of operations and financial results.

        Our Increased Debt, Capital Lease And Guaranty Obligations Increase Certain Risks Associated With Our Business. As of January 3, 2004, our aggregate debt, capital lease and guaranty obligations were $93.1 million, compared to $80.9 million as of December 28, 2002. The increase in these aggregate obligations was a principal reason why we were required to pledge all of our assets as collateral under our new loan facility entered into in March 2004, obtain a letter of credit to ensure payment of a portion of our franchisee loan guarantees and increased our interest expense. As a result, the risks associated with our business have also increased. There can be no assurance that our efforts to improve our results of operations, focus our efforts on our wholesale business and reduce our debt will be successful. Our failure to, or delay in, successfully implementing our strategic plan may have a material adverse effect on our results of operations and financial results.

        Our New Loan Facility Requires Collateral And Imposes Additional And More Restrictive Covenants. Due to, among other things, our recent financial results, current financial condition and the increases in our aggregate debt, lease and guaranty obligations, our banks have required us to pledge all of our assets as collateral under our new loan facility, guaranty additional amounts owed by our franchisees, obtain a letter of credit to ensure repayment of our some of our franchisee loan guarantees, grant a second security interest to a bank that has made the majority of the franchisee loans that we have guaranteed and increased our interest rate. In addition, our new loan facility contains covenants that require us to meet certain financial and operating performance targets and prohibits us from taking certain other actions. For example, these covenants: (i) prohibit us from guaranteeing additional franchisee bank debt; (ii) prohibit us from paying cash dividends on our common stock; and (iii) limit our ability to repurchase our common stock. The covenants in our new loan facility also limit our ability to incur additional debt and other obligations, including capital lease obligations. Finally, our new loan facility requires us to meet financial covenants, including covenants regarding our Fixed Charge Coverage Ratio, Total Senior Debt Cash Flow Leverage Ratio and Paid Sublease Ratio (all as defined in our new credit facility). These restrictions could limit our ability to implement our strategic plan, which may have a material impact on our results of operations and financial results.

        Our New Loan Facility Has Increased The Interest Rates We Pay. Our new credit facility required us to pledge all of our assets as collateral, increased our non-default interest rate by 25 to 50 basis points compared to the weighted average interest rate that we paid in 2003. This increase in our interest rates may lower our earnings and increase the risks associated with our business.

        Our Retail Union Workforce Is A Cost Disadvantage. As of January 3, 2004, approximately 65% of our retail employees were covered by union contracts, all of which expire during the next five years. Our costs associated with our union employees, including the costs of the benefits provided to our union employees, have increased significantly over the past several years. We cannot assure you that we will be able to renew our union contracts or that our labor costs, including employee benefit costs, will not continue to increase significantly. We have been unable to recover recent significant cost increases associated with our union employees by increasing the prices charged to our customers. We are unlikely to be able to recover any future cost increases because several of our competitors have a competitive advantage resulting from utilizing lower-cost, non-union workforces. As a result, these increases have, and any future increases will likely continue to have, a material adverse effect on our financial results. In addition, several companies in our industry have recently experienced prolonged strikes that have had significant adverse effects on their results of operations and financial results. We cannot assure you that we will not suffer business interruptions as a result of strikes or other work stoppages. Any significant labor stoppage or disruption would have a material adverse effect on our results of operations and financial results.

        Increasing Health Care Costs Have Lowered, And May Continue To Lower, Our Earnings. Like many other companies, we have experienced significant increases in our employee health care expenses during the past few years. We believe that these cost increases are likely to continue in the future. For example, we provide some of our union employees with benefits through a health, welfare and benefits plan. From time to time, this plan may experience shortfalls because its costs exceed the payments that it receives from the companies that participate in the plan. When this happens, we are required to make a supplemental payment to fund a portion of the shortfall. Since the beginning of 2001, we have made supplemental payments of $666,000 to cover shortfalls in this plan and one other plan that we formerly participated in. In addition, we have been notified that we will be required to make an additional supplemental payment of at least approximately $126,000 in 2004. Because we have not been able to recover these cost increases from our customers, these increases have had, and any similar future costs likely will have, a material adverse effect on our financial results.

        We May Incur Additional Charges Associated With The Withdrawal From One Of Our Multi-Employer Health And Welfare Benefit Plans. Recently, several employers of one of our multi-employer health and welfare benefit plans have withdrawn from the plan. Because the plan is underfunded and our withdrawal is possible, we will be required to pay a portion of the underfunded liabilities associated with the withdrawal. In the event of such withdrawal, we estimate that our withdrawal obligation is approximately $930,000. Therefore, we recorded a reserve in this amount in the fourth quarter of 2003. If we are required to pay significantly more than this amount, the related charges may materially affect our financial results in the quarter and year that they are incurred.

        Our Corporate Supermarkets Have Suffered Significant Recent Losses. The profitability of our corporate supermarkets decreased considerably in 2003. In early 2004, we decided to close six supermarkets, including five corporate supermarket, because we did not believe that we could turn around their performance in the foreseeable future given current market conditions without significant additional cost and management distraction. We recorded $0.6 million of after-tax charges in 2003 relating primarily to lease termination and severance costs for stores we closed in 2003 and $1.6 million of after-tax charges relating to the impairment of long-lived assets for the stores that we intend to close in 2004. We anticipate recognizing additional after-tax charges of up to $3.6 million, relating primarily to lease termination and severance costs, when we take the final steps to close six supermarkets in 2004. We expect that the majority of these charges will be recorded in the first half of 2004. Our corporate supermarkets continue to face intense competition from other supermarkets, alternative format food stores and warehouse club stores. These competitors may have cost advantages compared to us related to their greater purchasing power and, in many cases, non-union labor workforces. We do not believe that we will record additional charges related to our corporate supermarkets in 2004. However, there can be no assurances that additional charges will not be required in 2004 or subsequent years. These charges could have a material adverse effect on our financial results in the quarter and year that they are incurred.

        We May Incur Future Retail Repositioning Charges Associated With Our Franchised Supermarkets. Certain of our franchised supermarkets continue to experience a variety of operational problems and poor financial performance. In order to further improve our overall financial results, we continue to actively evaluate various business alternatives to these underperforming operations. These alternatives include the potential sale of these supermarkets, conversion of franchised supermarkets into corporate supermarkets, closing supermarkets and implementing other operational changes. Other than the charges that we have already announced, we do not currently anticipate recording any charges associated with any such actions that we will take in 2004. However, there can be no assurance that we will not incur significant additional repositioning charges associated with our franchised supermarkets in 2004 or in subsequent years. Any such charges would likely have a material adverse effect on our financial results in the quarter and year that they are incurred.

        We Experience Intense, Ongoing Competition. We compete with other national, regional and local food wholesalers for new franchised supermarket operations, as well as independent customers. Our wholesale competitors include Supervalu Inc., Roundy’s, Inc. and Nash Finch Co. Most of our supermarkets are located in close proximity to, and experience intense competition from, various national, regional and local chain, franchised and independently operated supermarkets. Competing supermarkets include Pick ‘N Save, Cub Foods, Jewel Food Stores, Sentry Food Stores, Dominick’s Finer Foods, Festival Foods, Woodman’s Stores and Copps Supermarkets. New supermarket openings or remodelings by our competitors in our markets can have a material adverse effect on our results of operations and financial results. Many of our competitors have substantially greater financial, marketing and other resources than we have. Additionally, these competitors have cost advantages compared to us related to their greater purchasing power and, in many cases, non-union labor workforces.

        New “Supercenter” And Other “Alternative Format” Store Openings May Hurt Our Business. Our supermarkets also compete with “alternative format” food stores, including warehouse club stores, such as Sam’s Clubs, deep discount “supercenters,” such as Wal-Mart Supercenters, Big Kmart stores, SuperTarget stores and ShopKo stores and limited assortment grocery stores, including Aldi and Sav-A-Lot stores. Many of these competitors have substantially greater financial, marketing and other resources than we have. Additionally, many of these competitors have a cost advantage compared to us related to their greater purchasing power and, in many cases, non-union labor workforces. Over the past several years, a number of these supercenters, warehouse club stores and limited assortment grocery stores have opened in our markets. We believe that additional supercenters, warehouse club stores and limited assortment grocery stores will open in our existing and potential new markets in the future. These competitors have had, and will likely continue to have, a material adverse effect on our results of operations and financial results. The opening of additional new supercenters and warehouse club stores and limited assortment grocery stores in our markets may have a material adverse effect on our results of operations and financial results.

        A Recent Financial Pronouncement May Significantly Impact Our Financial Statements.Under current generally accepted accounting principles, the financial statements of our franchisees are not consolidated with our financial statements. A new accounting pronouncement, FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), which is scheduled to be implemented for quarterly and annual periods ending on or after March 15, 2004, will require financial statement consolidation in some cases where consolidation is not currently required. We currently expect that we will be required to consolidate the financial statements of 15 to 20 of our franchisees to which we have made loan guarantees with our financial statements. Such consolidation would have a substantial impact on our consolidated financial statements, require us to incur additional costs to audit the financial statements of our consolidated franchisees and require management to devote significant time and efforts to such consolidation. As a result, such consolidation could have a material adverse effect on the prevailing price of our common stock.

        We May Issue Additional Shares And Dilute Our Existing Shareholders. In the future, we may issue additional common stock to raise funds to reduce our debt or to raise funds. Such issuances could be through a public offering, including one that would allow our shareholders to purchase sufficient additional shares of our common stock to avoid a decrease in the percent of our stock that they own, or they could be issued in one or more so-called “private placements” to selected investors. As a result, any share issuances would either have a dilutive effect on the relative percentage ownership interests of our existing shareholders or would require our shareholders to invest additional funds to prevent this dilution. In addition, such issuances would decrease our earnings per share unless our earnings increase by the amount required to offset the decrease in our earnings per share due to the additional shares of our common stock. A decrease in our earnings per share may have a material adverse effect on the prevailing market price of our common stock. There can be no assurance that we either would, or would be able to, raise additional equity funds. A failure to raise equity funds may limit our ability to implement our strategic plan and may have a material adverse effect on our financial condition. If we are successful in raising additional equity capital, the purchasers of our common stock may require us to appoint one or more directors that they select and/or may require us to comply with operational or financial covenants.

        Our Businesses Have Low Margins And Are Sensitive To Economic Conditions. Our wholesale and retail supermarket operations have relatively low profit margins. Due to the difficult economic climate, intense competition in our markets, the length of time since our last successful acquisition, our recent financial results and current financial condition, we recently revised our strategic plan to place a greater emphasis on improving the results of our current operations through a new focus on our in-store value proposition, emphasizing our wholesale business, and reducing our debt. If successful, our new focus on our in-store value proposition will decrease our profit margins. In addition, the decrease in our profit margins will decrease our earnings unless our sales increase by the amount required to offset the decrease in our profit margins. Additionally, significant portions of our sales are at prices that are based on product cost plus a percentage markup. As a result, our results of operations may be negatively impacted when consumable goods prices go down, even though our percentage markup may remain constant. The consumable goods industry is also sensitive to national and regional economic conditions and the demand for our consumable goods has been adversely affected from time to time by economic downturns. Additionally, our wholesale business is sensitive to increases in fuel and other transportation-related costs. Over the past several years, our results of operations and financial condition have been adversely affected by stagnant consumable goods prices, the downturn in the economy and increases in fuel costs. We believe that consumable goods prices are likely to remain stagnant and may, in some cases such as beef products, decrease in the near future. There can be no assurances that such factors will not continue to materially adversely affect our results of operations and financial condition.

        Recent Trends In Consumers’ Purchasing Patterns Have Led, And May Continue To Lead, To Reduced Sales, Margins And Profitability. Traditionally, many consumers have purchased most or all of their paper products (such as toilet paper, napkins and paper towels), laundry supplies, pet supplies, coffee, cereal and perishable items from traditional supermarkets such as our supermarkets. However, there has been a recent trend toward purchasing these items in large quantities from alternative sources such as warehouse club stores, supercenters, discount stores or pet stores. In addition, many consumers have recently increased the number of meals that they eat away from home and decreased their purchases from supermarkets. Finally, due to the recent economic downturn in our markets, many of our customers have recently begun “trading down” their purchases, buying fewer and lower priced items than in the past. We believe that these recent trends have reduced the sales, margins and profitability of our supermarkets and our wholesale operations. If the strategies we have developed in response to these recent trends are not successful, these trends could continue to have a material adverse effect on our financial results.

        We Are Susceptible To Localized Economic Downturns. All of our operations are located in Wisconsin, northern Illinois and eastern Iowa. As a result, downturns in the general economy in this geographic region may have a material adverse effect on our financial results. Over the past several years, the economic conditions in our markets have led consumers to buy fewer and lower priced items from our supermarkets. There can be no assurance that our customers will return to their historical purchasing patterns when the economy recovers or that we will be able to open or acquire additional wholesale distribution facilities or retail supermarkets in the number of new markets necessary to achieve geographic diversification.

        Unfavorable Treatment By Our Vendors, Including A Decrease In Our Vendors’ Promotional Funds, May Lower Our Earnings. Some of our vendors have been consolidating. This consolidation could decrease the total amount of vendor funds available to grocery wholesalers and retailers. In addition, vendors are trying to ensure that their promotional fees and allowances are used more effectively to directly increase the vendors’ sales. As a result of such efforts, we believe that vendors are increasingly directing the majority of their promotional dollars to larger self-distributing supermarket chains. In addition, vendors sometimes offer our larger competitors promotions, packaging, payment terms and products that are not made available to us. We expect these trends to continue. Because we are a relatively small company in our industry, we may not be able to maintain our existing levels of vendor marketing and promotional funds. If we cannot at least maintain our existing level of these funds, our financial results will be materially adversely affected.

        Our Business Information Systems Project Presents Additional Significant Risks. In August 2001, we announced a $15 million capital expenditure project to replace and expand our current business information systems. We subsequently expanded this project to include the front-end systems for our supermarkets, including our point-of-sale equipment and software, which added approximately $5 million to the total project cost. Due to uncertainties related to certain aspects of this project and our desire to reduce our capital expenditures, we recently reviewed all aspects of this project to ensure that our expenditures maximize the return on our investment. As a result of this review, we decided to delay the roll-out of the front-end system phase of this project. The delay in our front-end system roll-out will defer the benefits of this aspect of the project and could have a material adverse effect on our results of operations. Our significant investment in our business information systems project will increase our debt and interest expense and result in higher future depreciation costs, which will reduce our net earnings and earnings per share. In addition, we will devote significant management time to complete the project. There can be no guarantee that our systems project will be successful, or that it can be completed on budget. Any failure or any significant cost overruns, will likely have a material adverse effect on our results of operations, financial results and financial condition. Additionally, once we have our new business information systems in place, we cannot guarantee that we will be able to realize any significant management, operational or financial benefits.

        Potential Future Sales Of Our Franchised Supermarkets May Reduce Our Sales And Earnings. The majority of our supermarkets are owned and operated by franchisees, most of whom own only one or two supermarkets. Certain of our franchisees are approaching retirement age and may, within the next few years, decide to sell their supermarkets. Historically, most of our franchisees have sold their supermarkets to parties that want to continue to operate the supermarkets as our franchisees. However, in some instances, our franchisees may be able to sell the supermarkets for a higher price if they sell them to parties that do not want to operate them as our franchisees. We have a right to purchase our franchised supermarkets upon termination of our franchise agreements, but as a result of our financial condition and restrictions on such transactions in our new loan facility, we may not be able to borrow the funds required to exercise such rights. If we do not exercise our right of first refusal and allow franchised supermarkets to be sold to parties that do not want to operate them as our franchisees, we will lose the wholesale sales, earnings and cash flow associated with these supermarkets. If we exercise our option to purchase a significant number of such franchised supermarkets during a relatively short period, we would likely be required to spend substantial amounts, probably funded through increased borrowing. If we attempt to resell some or all such supermarkets to parties that want to continue to operate them as our franchisees, we would retain the wholesale sales and earnings associated with such supermarkets. However, we may be required to sell them for a lower price than we paid for them, which would increase our debt and interest expense. Any significant increased debt levels that would result from such transactions would increase our interest expense, may make our financial condition more risky and susceptible to a downturn in our business and may limit our ability to pursue other franchise acquisition opportunities.

        Our Chief Executive Officer Position Is Vacant. Our senior executives, including particularly our chief executive officer, have historically coordinated the formulation and execution of our short- and long-term strategic plans. As a result, our success is largely dependent on the efforts and abilities of our senior management team. Since November 2003, our chief executive officer position has been vacant. There can be no assurance that we will be able to hire a chief executive officer with appropriate qualifications. A failure to hire a chief executive officer with appropriate qualifications in the near future may have a material adverse effect on our results of operations.

        Our Success Is Dependent On Our Senior Management. Our existing senior executives have many years of experience in both the supermarket retail and grocery wholesale industries. We do not have employment contracts or noncompetition agreements with any of our senior executives and we do not have key-man insurance on any of our senior executives. If we were to lose the services of one or more of our key senior executives, particularly before we hire a new chief executive officer, our financial results may be materially adversely affected.

        Our Success Is Dependent Upon Our Ability To Attract And Retain Quality Supermarket Managers And Franchise Operators. The success of our supermarkets is dependent upon our ability to attract and retain quality supermarket managers and franchise operators. There can be no assurance that we will be able to attract or retain sufficient quality retail supermarket managers and franchise operators to successfully operate our supermarkets. Failure to successfully attract and retain high quality retail supermarket managers and franchise operators could limit our ability to successfully implement our strategic plan and may have a material adverse effect on our results of operations and financial results.

        Our Financial Results May Be Adversely Impacted Due To Product Liability, Food Contamination Or Other Claims. Like any other seller of food, we face an inherent risk of exposure to product liability or food contamination claims if the products we sell cause injury or illness. We cannot assure you that our insurance or contractual indemnification protections will be adequate to cover these potential liabilities. If we do not have adequate insurance or contractual indemnification available, product liability claims could have a material adverse effect on our financial results. Additionally, consumers may change their purchasing patterns due to publicized incidents of contamination, even if such cases do not involve our supermarkets or occur in our markets. Future sudden shifts in consumer behavior may have a material adverse effect on our results of operations and financial results.

        We Do Not Expect To Continue To Repurchase As Many Of Our Shares As We Have In The Past. As of January 4, 2004, only approximately $1.1 million of our $30 million board-authorized common stock repurchase plan remained available for additional repurchases. In 2002 and 2003, we repurchased approximately 136,000 and 250,000 shares for $2.3 million and $3.4 million, respectively, under this plan. Due to the a prohibition on stock repurchases included in our new loan facility, our recent financial results and current financial condition and our focus on reducing our debt, we do not currently anticipate making any stock repurchases during 2004. In light of the very low average daily trading volume for our common stock on the Nasdaq National Market, our decision not to continue to repurchase significant additional shares of our common stock may make it more difficult for our shareholders who own significant amounts of our common stock to sell their shares without substantially reducing the trading price of our shares. In addition, as a result of the suspension of our stock repurchases, if the participants in our retirement savings plan decide to sell a significant number of the shares of our common stock held in their plan accounts, the plan may be required to sell such shares in the public market. Any significant increase in the number of our shares sold publicly may have a material adverse effect on the prevailing market price of our common stock.

        Significant Sales Of Our Common Stock May Adversely Affect The Prevailing Market Price For Our Common Stock. The average daily trading volume for our common stock on the Nasdaq National Market is very low. As a result, significant purchases or sales of our common stock within a short time period in the public market may result in significant changes in the prevailing market price of our common stock. This relative lack of trading volume makes it difficult to sell significant quantities of our common stock within a short time period in the public market. Sales of significant quantities of our common stock by any of our shareholders within a short period of time may have a material adverse effect on the prevailing market price of our common stock. Additionally, there is typically a relatively large spread between the “bid” and “ask” prices for our common stock. This spread increases the risk associated with investments in our common stock compared to stocks that have lower spreads between their bid and ask prices.

        Certain Wisconsin Laws May Discourage Certain Takeover Proposals. Wisconsin corporate law contains several provisions which may discourage non-negotiated takeover proposals for us or limit or block certain business combinations between us and one of our major shareholders. Such provisions include (i) limiting the voting power of certain persons owning in excess of 20% of our voting power; (ii) requiring a supermajority vote of shareholders to approve certain business combinations not meeting certain price standards; and (iii) prohibiting certain business combinations between us and one of our major shareholders for a period of three years, unless such acquisition has been approved in advance by our board of directors. Because these provisions may discourage certain acquisition proposals, our shareholders who wish to participate in such a transaction may not have an opportunity to do so.

        Our Shareholder Rights Plan Could Discourage Certain Takeover Proposals. Our shareholder rights plan may discourage a third party from making a proposal to acquire us which we have not solicited or do not approve, even if the acquisition would be beneficial to our shareholders. As a result, our shareholders who wish to participate in such a transaction may not have an opportunity to do so.

        Our Articles Of Incorporation And Bylaws Contain Certain Anti-Takeover Provisions. Our Articles of Incorporation and Bylaws contain certain provisions that, among other things, provide for staggered terms for members of our board of directors, place certain restrictions on the removal of directors, authorize our board of directors to issue undesignated preferred stock in one or more series without shareholder approval, establish certain procedures to call a special meeting of shareholders, require advance notice for director nominations and certain other matters to be considered at meetings of shareholders and impose supermajority voting requirements on certain amendments to our Articles and Bylaws. These provisions could have the effect of delaying, deferring or preventing a change of control of us or the removal of our board of directors or our existing management, even if such actions would be beneficial to our shareholders.

Item 1A  Executive Officers of the Registrant.

Name and Age	Positions and Offices
Michael R. Houser, 52	Vice Chairman of the Board, Executive Vice President and Chief
Marketing Officer(a)
John H. Dahly, 63	Executive Vice President, Chief Financial Officer, Secretary and
Treasurer
Louis E. Stinebaugh, 47	Executive Vice President - Operations
Thomas J. Timler, 46	Vice President and Chief Information Officer of Fresh Brands
Distributing, Inc.

(a)	Mr. Houser is also a member of our board of directors.

        All of our executive officers have held the positions indicated above for at least the last five years, except that:

•	Michael R. Houser became our Chief Marketing Officer in May 2000 and became our Vice Chairman of the Board in December 2000.

•	John H. Dahly, became our Executive Vice President, Chief Financial Officer, Secretary and Treasurer in December 2003, served as our Chief Financial Officer and Secretary from 1984 to 1990, served as our Executive Vice President, Chief Financial Officer and Secretary from 1990 to January 2001 and served as a consultant to us from January 2001 to December 2003.

•	Louis E. Stinebaugh became our Executive Vice President — Operations in December 2003 and was the President of the Sentry division of Supervalu, Inc. from September 2003 to December 2003, was the President of the Sentry Division in Milwaukee of Fleming Companies, Inc. from March 2001 to September 2003 and was a Vice President of Merchandising/Marketing at Fleming prior to March 2001.

•	Thomas J. Timler was our Vice President - Business Systems Support Group from January 1994 until December 2000.

        Executive officers are generally elected annually at the annual meeting of our board of directors held on the date of our annual meeting of shareholders. Each executive officer holds office until his successor has been elected or until his death, resignation or removal.

Item 2.  Properties.

        As is typical in our industry, all of our supermarkets are leased. We generally lease our supermarkets from nonaffiliated real estate developers under long-term leases. Such leases generally contain initial terms of 15 to 20 years, with several five-year renewal options. None of our lease arrangements contain repurchase options and we do not own the land underlying any of such supermarkets. A few of our leases, however, include rights of “first offer” running in our favor, which give us the right to advance notice of the land owner’s desire to sell its property, as well as an exclusive right to submit offers to purchase these properties prior to them being made available to the general public.

        As of January 3, 2004, we leased all 28 of our corporate supermarkets. As of January 3, 2004, we subleased 59 of our leased supermarkets to independent operators who are our wholesale customers and franchisees and one other supermarket to an independent operator.

        We own our combined distribution center and our headquarters complex in Sheboygan, Wisconsin which occupies approximately nine acres of a 16-acre site. The facility provides approximately 30,500 square feet of space for offices and related activities and approximately 364,000 square feet of distribution center space. We lease:

•	an additional 14,500 square feet of office space in Sheboygan used for customer support services under a lease expiring in August 2006;

•	a 20,000 square foot centralized bakery/deli production facility in Platteville, Wisconsin under a lease expiring in 2008; and

•	approximately 55,000 square feet of distribution center space in Sheboygan.

Item 3.  Legal Proceedings.

        There are no material legal proceedings to which we are a party or to which any of our property is subject, other than routine litigation incidental to our business. No material legal proceedings were terminated during the fourth quarter of 2003.

Item 4.  Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our shareholders during the fourth quarter of 2003.

PART II

Item 5.  Market for Our Common Stock, Related Shareholder Matters and Issuer Repurchases of Equity Securities.

        On January 5, 2004, we issued 1,839 shares of our common stock to Walter G. Winding, III, our independent Chairman of the Board as a retainer for service as our chairman in 2004. On February 26, 2004, pursuant to our program for compensating our independent directors, we issued 606 shares of our common stock to each of our directors who were not employed by us or one of our service providers as a retainer for service on our board of directors in 2004. We issued these shares in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act because the issuance did not involve a public offering.

        Our common stock is traded over-the-counter on the Nasdaq Stock Market under the symbol FRSH. There are approximately 2,100 shareholders of our common stock. An analysis of high and low stock prices by quarter for the last three years is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
	High	Low	High	Low	High	Low	High	Low	High	Low
2003	$17.75	$12.15	$14.75	$12.76	$14.90	$12.15	$14.11	$ 9.05	$17.75	$ 9.05
2002	21.53	16.33	18.72	16.71	17.30	13.46	15.61	13.29	21.53	13.29
2001	13.00	9.75	14.75	11.75	16.75	13.70	18.99	14.00	18.99	9.75

        In the first quarter of 2004, we indefinitely suspended payment of our cash dividends. Our recent cash dividends paid per share were:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2003	$0.09	$0.09	$0.09	$0.09	$0.36
2002	0.09	0.09	0.09	0.09	0.36
2001	0.09	0.09	0.09	0.09	0.36

        In January 1992, our board of directors instituted a share repurchase plan. Since then, the aggregate amount of our common stock that we can repurchase pursuant to this plan has been increased several times, most recently to its current $30 million limit. Under this plan, we may repurchase shares of our common stock from time to time in the open market, pursuant to privately negotiated transactions or otherwise. The repurchased shares are held in our treasury pending potential future issuance in connection with employee benefit, option or stock ownership plans or other general corporate purposes. Since the plan was authorized, we have repurchased approximately 4.6 million shares, or approximately half of the then-outstanding shares of our common stock. Although the plan does not have any expiration date, due to credit facility restrictions, the recent results of our operations and our focus on reducing our debt, we do not currently anticipate making significant additional repurchases under this plan during 2004.

        The following chart discloses information regarding the shares of our common stock repurchased during the fourth quarter of fiscal 2003, all of which were purchased pursuant to this plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Value of Shares that May Yet Be Purchased under the Plan
October 5 to November 4	34,920	$13.28	$1.7 million
November 5 to December 4	37,428	$10.56	$1.3 million
December 5 to January 3	21,556	$ 9.91	$1.1 million
Total/Average	93,904	$11.42	$1.1 million

Item 6. Selected Financial Data.

Five-Year Financial Summary

(Dollars and shares in thousands, except per share data)	Fiscal Year (a) (b)
	2003	2002	2001	2000	1999
Consolidated statements of operations data:
Net sales	$657,957	$619,075	$574,232	$496,344	$491,035
Gross profit (c)	130,150	122,632	107,081	86,718	84,113
Earnings (loss) before income taxes	(1,300)	13,107	12,312	12,615	13,455
Income tax provision (benefit)	(827)	5,062	4,676	4,792	5,220
Net earnings (loss)	(473)	8,045	7,636	7,823	8,235
Earnings (loss) per share - basic	(0.09)	1.56	1.46	1.32	1.30
Earnings (loss) per share - diluted	(0.09)	1.54	1.45	1.31	1.28
Cash dividends per share	0.36	0.36	0.36	0.36	0.34
Weighted average shares and equivalents
outstanding - diluted	5,019	5,231	5,269	5,951	6,438
Net earnings (loss)-to-sales ratio	(0.07)%	1.30%	1.33%	1.58%	1.68%
Consolidated balance sheet data
(at fiscal year-end):
Working capital	$16,443	$28,814	$19,112	$31,026	$30,192
Total assets	181,688	171,173	138,320	104,222	93,097
Current obligations under capital leases and
current maturities of long-term debt	2,683	2,214	1,515	954	842
Long-term debt	17,827	26,204	16,569	2,685	2,865
Long-term obligations under capital leases	58,857	36,965	20,808	8,284	9,069
Total shareholders' investment	50,508	55,482	50,580	49,818	48,364
Other data:
Capital expenditures	$12,711	$13,673	$6,183	$5,345	$3,551
Depreciation and amortization	9,191	7,771	6,913	5,282	4,617

NOTES:	(a)	Our fiscal year ends on the Saturday closest to December 31. The 2003 fiscal year was a 53-week period. All other fiscal years presented were 52-week periods.

(b)	All data should be read in conjunction with our audited consolidated financial statements and “Management’s discussion and analysis of financial condition and results of operations” as set forth in this Annual Report.

(c)	In accordance with guidance under Emerging Issues Task Force (“EITF”) No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor,” certain previously reported amounts for fiscal years prior to 2003 have been reclassified to conform to the fiscal -year 2003 presentation.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

OUR BUSINESS

        We are a supermarket retailer and grocery wholesaler principally through corporate-owned, franchised and independent supermarkets. At the end of 2003, we owned and operated 28 supermarkets, a gas station and a convenience store, and we franchised an additional 73 supermarkets. Our corporate and franchised supermarkets are sometimes collectively referred to as “our” supermarkets. Twenty of our corporate supermarkets operate under the Piggly Wiggly banner and eight of them operate under the Dick’s Supermarkets banner. All of our franchised supermarkets operate under the Piggly Wiggly banner. We are the primary supplier to all 101 of our supermarkets. We also serve as a wholesaler to a number of smaller, independently operated supermarkets and convenience stores. All of our supermarkets and other wholesale customers are located in Wisconsin and northern Illinois.

        Our operations are classified into two segments, wholesale and retail. Our wholesale business derives its revenues primarily from the sale of groceries, produce, dairy, meat, bakery and deli items and other products to our franchised supermarkets and independent retail customers. We also supply these products to our corporate supermarkets, but those revenues are eliminated for accounting purposes in our consolidated financial statements. We supply grocery, frozen food and produce to our supermarkets through two distribution centers in Sheboygan, Wisconsin. We also provide our supermarkets with fresh, frozen and processed meats, dairy, eggs and deli items through a third-party distribution facility in Milwaukee, Wisconsin. Additionally, we distribute items made in our Platteville, Wisconsin centralized bakery/deli production facility to our corporate supermarkets, franchisees and independent customers.

        Our retail business consists of our 28 corporate supermarkets, our gas station and our convenience store. We earn our retail revenues by selling products purchased from our wholesale segment and other merchandise to retail consumers. Compared to our wholesale segment, our retail segment generates higher gross profit margins, but has higher selling and administrative expenses.

OVERVIEW OF 2003 AND OUR NEW OPERATIONAL FOCUS

        In 2003, our net sales increased, but our net earnings decreased from $8.0 million, or $1.54 per diluted share, in 2002 to a net loss of $0.5 million, or $0.09 per share in 2003. The primary cause of the decrease in our 2003 net earnings was an increase of $8.0 million of after-tax charges recorded in 2003, compared to 2002. These increased charges related to:

•	additional after-tax charges of $2.2 million due to the impairment of assets and other related closing costs of certain of our supermarkets, the majority of which are related to eight underperforming supermarkets, all of which we closed in 2003 or will close in 2004 (as noted below, we expect to take additional significant charges related to some of these supermarket closings in 2004);

•	$2.9 million of increased after-tax charges related to potentially uncollectible franchisee receivables;

•	$1.4 million of after-tax charges related to the write-off of the entire value of certain financial reporting and accounting software that was purchased in connection with our business systems project, but which we will not use, compared to no similar charges incurred in 2002;

•	$0.6 million of additional after-tax charges for estimated underfunded liabilities associated with one of our multi-employer union health, welfare and benefits plans;

•	an after-tax increase of $0.4 million in our provision for certain health care costs related to a different, primarily self-funded health insurance plan; and

•	additional after-tax professional fees of $0.5 million associated primarily with these charges, our executive officer searches and several acquisitions that did not occur.

        In early 2004, we decided to close six supermarkets because we did not believe that we could turn around their performance in the foreseeable future given current market conditions without significant additional cost and management distraction. We recorded $0.6 million of after-tax charges in 2003 relating primarily to lease termination and severance costs for stores we closed in 2003 and $1.6 million of after-tax charges relating to the impairment of long-lived assets for the stores that we intend to close in 2004. We anticipate recognizing additional after-tax charges of up to $3.6 million, relating primarily to lease termination and severance costs, when we take the final steps to close six supermarkets in 2004. We expect that the majority of these charges will be recorded in the first half of 2004. Together, the eight supermarket closures are expected to decrease our annualized sales by approximately $37 million and increase our annualized net earnings by approximately $2.0 million. The relative impact of these store closures on our reported revenues and net earnings in 2004 will depend upon the actual timing of the closures.

        Principally due to the items noted above, our 2003 financial results were significantly lower than our expectations, making 2003 our second consecutive year of disappointing financial results. Our corporate owned supermarkets, particularly our corporate Piggly Wiggly supermarkets, had an especially difficult year in 2003 due to increasing competition and significant increased costs associated with our union health and other benefit plans. These cost increases further contributed to our significant cost disadvantage compared to several of our competitors that utilize non-union workforces.

        As a result of our financial performance over the past two years, our board of directors terminated our chief financial officer and our vice president – retail operations and agreed to end our relationship with our chief executive officer. We subsequently rehired John H. Dahly, our retired former long-time chief financial officer, as our new chief financial officer and hired Louis E. Stinebaugh, the former president of the Milwaukee, Wisconsin based Sentry division of Fleming Companies, as our executive vice president – operations. Our national search for a new chief executive officer is continuing and we believe that we will fill this position in the first half of 2004. Our search includes both internal and external candidates.

        With the input of our new management team, our board of directors reviewed our previous strategic plan, which included a goal of trying to achieve a 15% compounded annual growth rate in revenue over at least a five year period beginning in 2001. This strategic plan was focused on significantly expanding our retail business, principally through acquisitions. However, in light of our recent financial performance, current financial condition and inability to meet our revenue growth goals in either 2002 or 2003, our board and new management team determined that it would be in the best interests of our shareholders to adopt a new operational focus that places a greater emphasis on improving the results of our current operations through focusing on our in-store value proposition, emphasizing our wholesale business and reducing our debt. This marks a return to our successful strategy utilized for many years prior to 2000. We believe that successful implementation of this new operational focus will reinvigorate our franchise system and allow us to once again generate consistent, reliable cash flows and earnings.

        As a result of our focus on our in-store value proposition, we expect our profit margins to decrease. However, we believe that this “investment” in our margins will ultimately increase our earnings through increases in our sales. We do not expect to realize the full benefits of our new operational focus until 2005. The focus on our consistently profitable wholesale business will include increased efforts to add new franchisees. We expect that most such potential new franchisees will be supermarket operators that are currently supplied by one of our wholesale competitors, but we may convert some of our existing Piggly Wiggly corporate supermarkets to franchised supermarkets by selling them to existing or new franchisees. We may also acquire, or arrange to acquire, certain of our existing franchisees with the intention of refranchising them to other franchise operators in order to maintain our core franchise base. Consistent with industry practice, in certain limited situations, we may continue to provide credit enhancements to certain qualified new franchisees by leasing our franchisees’ supermarkets and, in turn, subleasing them to franchisees and/or guaranteeing a portion of the franchisees’ bank borrowings. However, we will carefully analyze the benefits of each such circumstance, since these increased obligations will increase the risks associated with our operations and limit our ability to borrow funds to grow our business.

        In March 2004, we entered into a new, secured three-year, $40 million revolving credit facility with LaSalle Bank National Association and U.S. Bank National Association. The new asset-based credit facility replaced our former unsecured $35 million revolving credit facility that was to expire on April 30, 2004. Our new credit facility required us to pledge all of our assets as collateral, increased our non-default interest rate by 25 to 50 basis points compared to the weighted average interest rate that we paid in 2003 and contains financial covenants and restrictions on certain corporate actions that are described in the section titled “Liquidity and Capital Resources – Summary” below. We believe that, combined with the expected cash flows from our operations, our new asset-based credit facility will provide us with adequate liquidity through at least 2004. However, in order to facilitate obtaining a new credit facility on the most favorable terms, and in view of our recent results and financial condition and our focus on reducing our debt, we indefinitely suspended our quarterly cash dividend payments in the first quarter of 2004 and have suspended our stock repurchase program.

RESULTS OF OPERATIONS

        The following tables set forth certain information regarding our results from 2001 through 2003 (in thousands, except per share data and percentages):

				Variance
	2003*	2002*	2001*	2003* vs. 2002*	2002 vs. 2001	2003* vs. 2002*		2002 vs. 2001
Net sales	$657,957	$619,075	$574,232	$38,882	$44,843	6.3%		7.8%
Retail net sales	330,909	305,208	265,454	25,701	39,754	8.4%		15.0%
Wholesale net sales	327,048	313,867	308,778	13,181	5,089	4.2%		1.6%
Gross profit	130,150	122,632	107,081	7,518	15,551	6.1%		14.5%
Selling and administrative expenses	120,003	99,883	87,093	20,120	12,790	20.1%		14.7%
Depreciation and amortization	9,191	7,771	6,913	1,420	858	18.3%		12.4%
Operating income	956	14,978	13,075	(14,022)	1,903	(93.6%)		14.6%
Earnings (loss) before income taxes	(1,300)	13,107	12,312	(14,407)	795	(109.	9%)	6.5%
Income tax expense (benefit)	(827)	5,062	4,676	(5,889)	386	(116.	3%)	8.3%
Net earnings (loss)	(473)	8,045	7,636	(8,518)	409	(105.	9%)	5.4%
Diluted earnings (loss) per share	$(0.09)	$1.54	$1.45	($ 1.63)	$0.09	(105.	8%)	6.2%

*	2003 consisted of 53 weeks, but 2002 and 2001 consisted of 52 weeks.

	Percent of net sales				Variance
	2003		2002	2001	2003 vs. 2002	2002 vs. 2001
Retail net sales	50.3%		49.3%	46.2%	1.0%	3.1%
Wholesale net sales	49.7%		50.7%	53.8%	(1.0%)	(3.1%)
Gross profit	19.8%		19.8%	18.6%	0.0%	1.2%
Selling and administrative expenses	18.2%		16.1%	15.2%	2.1%	0.9%
Operating income	0.1%		2.4%	2.3%	(2.3%)	0.1%
Earnings (loss) before income taxes	(0.2%)		2.1%	2.1%	(2.3%)	0.0%
Income tax expense (benefit)	(0>	.1%)	0.8%	0.8%	(0.9%)	0.0%
Net earnings (loss)	(0.1%)		1.3%	1.3%	(1.4%)	0.0%

        As discussed in the section titled “New Accounting Pronouncement” below, in 2004 we will likely be required to consolidate the financial statements of certain of our franchisees with our financial statements. We currently expect this new accounting pronouncement to require the financial statement consolidation of 15 to 20 of our franchisees. Because we are in the process of evaluating the impact that this could have on our consolidated financial statements, the forward-looking statements herein do not include the impact of any such consolidations.

2003 vs. 2002

Comparable Store Sales

        Comparable store sales for all of our corporate and franchised supermarkets open throughout 2003 and 2002 increased 3.6% in 2003, compared to 2002. This increase was primarily due to the fact that 2003 consisted of 53 weeks, whereas 2002 consisted of only 52 weeks. Excluding the effects of the extra week in 2003, comparable store sales would have increased 1.6% during 2003, compared to 2002. This increase was due to:

•	higher sales at our replacement and remodeled supermarkets;

•	the closing of competitive stores in several of our markets in 2003; and

•	special promotional efforts in several of our markets.

        The increases in our comparable store sales were partially offset by:

•	increasingly intense competition in many of our markets, including the opening of new supermarkets, supercenters and value oriented food and general merchandise stores;

•	recent adverse trends in customers’ purchasing habits, including an increasing number of customers limiting their purchases to deeply discounted items and by purchasing lower priced items; and

•	decreases in sales at many of our corporate Piggly Wiggly supermarkets.

Based on our internal price indices, inflation did not have a significant effect on our sales in 2003.

        We expect our 2004 comparable store sales to increase nominally compared to 2003. We believe that our new operational focus, as well as anticipated higher sales at our replacement remodeled supermarkets, will be the primary contributors of such anticipated increase. We expect that the anticipated increases due to these factors will be partially offset by competitive openings in several of our markets in 2004.

Retail Net Sales

        The increases in our retail net sales for 2003, compared to 2002, were due primarily to the factors summarized above and:

•	the January 2003 opening of our new market corporate supermarket in Kenosha, Wisconsin;

•	the August 2003 opening of our replacement corporate supermarket in Sheboygan, Wisconsin. This 50,000 square foot supermarket features our first combination Pig Stop fuel and convenience store;

•	the September 2003 opening of our new market corporate supermarket in Racine, Wisconsin; and

•	the September 2003 purchase and consolidation of a Menasha, Wisconsin competitive supermarket with our existing Menasha supermarket.

        These increases were partially offset by the factors summarized above and the December 2003 closure of our Watertown, Wisconsin corporate supermarket.

        We believe that our retail net sales at our continuing corporate supermarkets will increase nominally in 2004, compared to 2003. We anticipate that the successful implementation of our new operational focus will be the primary contribution to such anticipated increases. Similarly, we anticipate that our 2003 corporate supermarket openings and replacements will result in additional sales increases in 2004, the first year that we will benefit from a full year of sales at such supermarkets. However, we anticipate that the closure of one of our underperforming corporate supermarkets during 2003 and five additional underperforming corporate supermarkets during 2004 will result in annual retail net sales decreases of approximately $34 million. Depending on the timing of the closure of the supermarkets to be closed in 2004, we anticipate approximately $23 million to $27 million of such annual sales reductions will be realized in 2004.

Wholesale Net Sales

        The increase in our wholesale net sales for 2003 was due primarily to:

•	approximately $7.1 million of wholesale net sales to a group of local supermarkets previously supplied by Fleming Companies under a temporary secondary wholesale supplier arrangement. This arrangement ended in the third quarter of 2003;

•	the February 2003 opening of a replacement franchised supermarket in Omro, Wisconsin;

•	the July 2003 opening of a replacement franchised supermarket in Juneau, Wisconsin; and

•	the completion, during July and December 2003, of expansion and remodeling projects at franchised supermarkets in Mosinee and Cross Plains, Wisconsin.

        The increase as a result of these factors was partially offset by the factors summarized above and the July 2003 closure of our Ripon, Wisconsin franchised supermarket.

        We believe that our wholesale net sales will increase nominally in 2004, compared to 2003, due primarily to the successful implementation of our new operational focus. Similarly, we anticipate that the franchised supermarkets that we replaced, expanded or remodeled in 2003 will result in additional wholesale net sales increases in 2004, the first year that we will benefit from a full year of sales at such supermarkets. However, we anticipate that the closure of one underperforming franchised supermarket in 2003 and one additional underperforming franchised supermarket during 2004 will result in annual wholesale net sales decreases of approximately $3 million. Depending on the timing of the closure of the franchised supermarket during 2004, we anticipate approximately $2.0 million to $2.5 million of such annual sales reductions will be realized in 2004.

Gross Profit

        Our gross margin did not change in 2003, compared to 2002, but our gross profit increased due to our increased sales. We expect that our new operational focus will likely result in a decrease in our 2004 gross margin compared to 2003 as we invest in programs to re-emphasize our in-store value proposition and to increase sales volume. However, we also anticipate that successful implementation of our new operational focus will also increase both our retail net sales and wholesale net sales, which we believe will ultimately increase our net earnings. As a result of our 2003 and 2004 store closures, we expect the percent of our net sales that will be generated by our wholesale business to increase in 2004, compared to 2003. Because our wholesale business has lower gross margins than our retail business, such change is expected to further decrease our gross margins in 2004, compared to 2003.

Selling and Administrative Expenses

        The increase in our selling and administrative expenses from $99.9 million in 2002 to $120.0 million in 2003 was primarily due to the following:

•	additional charges of $3.6 million ($2.2 million after-tax) due to the impairment of assets and other related closing costs of certain of our supermarkets, the majority of which are related to eight underperforming supermarkets, all of which we closed in 2003 or will close in 2004 (as noted below, we expect to take additional significant charges related to some of these supermarket closings in 2004);

•	a $4.8 million increase ($2.9 million after-tax) in charges related to potentially uncollectible franchisee receivables and retail subsidies, which increased from $1.5 million in 2002 to $6.3 million in 2003;

•	$2.4 million of charges ($1.4 million after-tax) related to the write-off of the entire value of certain financial reporting and accounting software that was purchased in connection with our business systems project, but which we will not use, compared to no similar charges incurred in 2002;

•	$0.9 million of charges ($0.6 million after-tax) for estimated underfunded liabilities associated with one of our multi-employer union health, welfare and benefits plans;

•	a $0.7 million increase ($0.4 million after-tax) in charges for certain health care costs related to a different, primarily self-funded health insurance plan; and

•	additional professional fees of $0.8 million ($0.5 million after-tax) associated primarily with these charges, our executive officer searches and several acquisitions that did not occur.

        In addition, our selling and administrative expenses increased in 2003 due to increases in our health care costs, particularly cost increases associated with our retail employees, and promotional spending, including increased promotional spending in connection with the opening of several new supermarkets.

        The increase in our selling and administrative expenses was partially offset by:

•	a reduction of corporate staff members early in the fourth quarter of 2003. We anticipate the annual pretax payroll savings resulting from these staff reductions, along with other reductions that have resulted from retirements, to be approximately $1.0 million. In 2003, such savings were partially offset by related personnel severance costs and resulted in net pretax savings of $0.2 million; and

•	our other ongoing efforts to reduce our operating costs and increase our efficiency, including increasing the use of technology in our corporate supermarkets and wholesale operations.

        As noted in the section titled “Overview of 2003 and Our New Operational Focus” above, we anticipate recording charges of up to $5.9 million ($3.6 million after-tax) in 2004 as and when we take the final steps to close six supermarkets that, in the first quarter of 2004, we announced that we would close. It is expected that the majority of these charges will be recorded in the first half of 2004. Such charges will consist primarily of lease termination and severance costs. We do not currently anticipate recording any other similar charges in 2004. However, due to the increasingly competitive nature of the supermarket industry and the challenging economic environment, some of our supermarkets continue to experience operational challenges. In order to further improve our overall financial results, we continue to actively evaluate various business alternatives to these operations, including selling these supermarkets, converting franchised supermarkets into corporate supermarkets, closing supermarkets and implementing other operational changes. If any of these actions are taken, we may incur significant charges related primarily to lease termination and severance costs. Similarly, if the financial performance of some of our franchised supermarkets continue to deteriorate, then we may incur significant additional charges for potentially uncollectible accounts receivable and retail subsidies.

        As noted above, as a result of our 2003 and 2004 store closures, we expect the percent of our net sales that will be generated by our wholesale business to increase in 2004, compared to 2003. Because our wholesale business has lower selling and administrative expenses, as a percentage of our sales, than our retail business, such change is expected to decrease our selling and administrative expenses, as a percentage of our net sales, in 2004, compared to 2003.

Net Earnings

        Our depreciation and amortization expense increased in 2003, compared to 2002, primarily as a result of the new corporate supermarkets that we opened in 2002 and 2003. The increase in interest expense in 2003, compared to 2002, was due to the additional capital lease obligations entered into in connection with two of the new corporate supermarkets in 2003. Our effective tax rate was 63.6% in 2003, compared to 38.6% in 2002, as the impact of permanent tax benefits was relatively higher in relation to the narrow loss before income taxes in 2003.

        The decreases in net earnings (from net earnings of $8.0 million in 2002 to a net loss of $0.5 million in 2003) and diluted earnings per share (from diluted net earnings per share of $1.54 in 2002 to a net loss per diluted share of $0.09 in 2003) in 2003, compared to 2002, were caused by the factors described above.

2002 vs. 2001

Retail Net Sales

        The increase in our retail sales for 2002, compared to 2001, was primarily due to:

•	our acquisition of the Dick’s Supermarket chain, which added $97.7 million to our retail sales for 2002, compared to $54.7 million for 2001 (when we only realized about six months of retail sales from Dick’s); and

•	sales at our new replacement corporate supermarkets in Sheboygan, Wisconsin and Zion, Illinois that opened in August 2001 and January 2002, respectively, which were higher than sales at the supermarkets they replaced.

        The increase in our retail sales as a result of these factors was partially offset by:

•	increased intense competitive activity in certain of our market areas, including competitive store openings affecting about one-third of our corporate supermarkets and several of our franchised supermarkets; and

•	overall softness of the economy and rising unemployment rates, which reduce discretionary spending and tend to cause retail shoppers to reduce their spending by purchasing less expensive products from our supermarkets.

        Due primarily to the above factors, comparable store sales for our corporate and franchised supermarkets were virtually flat for 2002 compared to 2001. Because the Dick’s acquisition occurred in the second quarter of 2001, our Dick’s sales were included in our comparable store sales figures for the second half of 2002 only. The inclusion of our Dick’s supermarkets, which faced especially intense competition from several competitive store openings, in our comparable store sales comparisons contributed to lower than expected comparable store sales. In contrast, in 2001, we achieved significant comparable store sales increases in part because of competitive store closures in several of our markets. Based on our internal wholesale price index, inflation did not have any significant effect on our retail sales in 2002.

Wholesale Net Sales

        Our net wholesale sales for 2002 increased nominally compared to 2001. The increase was largely due to our conversion of independent supermarkets to Piggly Wiggly supermarkets in Howard and Nekoosa, Wisconsin in October 2001 and in Cambridge, Wisconsin in August 2002. Additionally, our wholesale sales increased due to our March 2002 addition of a wholesale customer in Oostburg, Wisconsin that became a franchised supermarket in the fourth quarter of 2002. These increases were offset by wholesale sales decreases due to the continued softness in the economy and competitive store openings in several of our markets, which decreased customer count at several of our franchised supermarkets and the amount that customers, on average, spent at these supermarkets. Based on our internal wholesale price index, inflation did not have any significant effect on our wholesale sales in 2002.

Gross Profit

        The significant improvement in our gross margin during 2002 was attributable primarily to the increase in our mix of retail sales to total sales resulting from the Dick’s acquisition, a change in the mix of items sold and reduced sale markdowns in our supermarkets.

Selling and Administrative Expenses

        Our selling and administrative expenses increased significantly, as a percent of sales, during 2002 compared to 2001. This increase was attributable to:

•	an increase in our percentage of retail sales to total sales resulting from the Dick's acquisition;

•	a one-time $166,000 special assessment imposed by the Illinois United Food and Commercial Workers Health Benefits Fund to eliminate the amount by which the plan’s liabilities exceed the value of its assets (we paid this special assessment in 2002 and 2003, but we recognized the entire charge in 2002);

•	costs of $200,000 associated with our reaudit of our consolidated financial statements; and

•	a loss of $220,000 recognized on the sale of vacant real estate.

        Like many employers, in 2002, we were faced with the prospect of significant increases in our health care costs. The impact of these increases during 2002 was mitigated, in part, by our fall 2001 introduction of employee health plan cost sharing.

        From time to time, we incur significant realization charges or write-offs related to our underperforming supermarkets and wholesale customers. Our total 2002 and 2001 realization charges relating to wholesale bad debts and retail subsidies were $1.5 million and $2.1 million, respectively. These charges were included as a part of selling and administrative expense in our consolidated statements of operations. The retail subsidy part of these charges, which was $430,000 for 2002 and $1.1 million for 2001, and represents a discretionary amount provided to certain new or underperforming retailers, generally offset against our outstanding receivables balance for the supermarket provided the subsidy.

Net Earnings

        Our increase in earnings was primarily due to the elimination of goodwill amortization as required by SFAS No. 142. This was partially offset by increased interest expense. Our interest expense increased due to our increased borrowings under our revolving line of credit to fund our on-going business information systems project and working capital requirements.

        Our earnings per share increased in 2002, compared to 2001, due to an increase in our earnings and a nominal decrease in our weighted average common shares and equivalents. The decrease in our diluted weighted average common shares and equivalents to 5,231,000 for 2002 from 5,269,000 for 2001 was due to repurchases of our shares, which was partially offset by the sale of shares to two local investors during the fourth quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Summary

        The following tables summarize our cash flow during 2003 and 2002 and other information related to our liquidity and capital resources (in thousands, except for ratios):

	2003	2002	Variance
Cash and cash equivalents at beginning of year	$14,250	$11,501	2,749	23.9%
Cash provided by operating activities	18,652	8,326	10,326	124.0%
Cash used in investing activities	(11,441)	(12,878)	1,437	11.2%
Cash provided by (used in) financing activities	(15,201)	7,301	(22,502)	(308.2%)
Cash and cash equivalents at end of year	$6,260	$14,250	($ 7,990)	(56.1%)

	January 3, 2004	December 28, 2002	Variance
Working capital (current assets minus current liabilities)	$16,443	$28,814	($ 12,371)	(42.9%)
Current ratio (current assets divided by current liabilities)	1.32:1.00	1.56:1.00	(0.24:100)	(15.4%)
Ratio of total liabilities to shareholders' investment	2.60:1.00	2.09:1.00	0.51:100	24.4%

        In March 2004, we entered into a new, secured three-year, $40 million revolving credit facility with LaSalle Bank and U.S. Bank. The new credit facility replaced our former unsecured $35.0 million revolving credit facility that was to expire on April 30, 2004. Beginning in 2003 and through the date that it was replaced with our new credit facility, we were in default of certain financial covenants under our former credit facility. Our new credit facility requires us to pledge all of our assets as collateral, increases our interest rate by 25 to 50 basis points compared to the weighted average interest rate that we paid in 2003. In addition, our new credit facility includes covenants that prohibit us from taking certain other actions. For example, these covenants:

•	prohibit us from guaranteeing additional franchisee bank debt;

•	prohibit us from paying cash dividends on our common stock; and

•	limit our ability to repurchase our common stock.

        The covenants in our new credit facility also limit our ability to incur additional debt and other obligations, including capital lease obligations. In addition, our new credit facility requires us to comply with the following financial covenants at the end of each quarter:

Financial Covenant	Required Ratio	Ratio as of January 3, 2004
Fixed Charge Coverage Ratio*	1.25:1	1.44:1
Total Senior Debt Cash Flow Leverage Ratio*	2.00:1	1.05:1
Paid Sublease Ratio*	0.90:1	0.95:1

* Each of these ratios is defined in our revolving credit agreement.

Cash Flows From Operating Activities

        Our cash disbursements occur when we pay our suppliers and when we pay for the construction of new or replacement supermarkets. Our cash inflows occur when our franchised supermarket and other wholesale customers pay us, the customers of our corporate supermarkets pay us and when we sell our new or replacement supermarkets to third parties who, in turn, lease them to us or one of our franchisees. Except for the payments received by our corporate supermarkets from their customers, all of these payments are relatively large. As a result, our cash inflows and outflows from operating activities fluctuate depending on the timing of our receipt of payments and the timing of payments to our suppliers.

        The $10.3 million increase in our net cash generated from operating activities in 2003 was due primarily to a $2.6 million decrease in our inventory, a $1.7 million decrease in our accounts receivables, the timing of our receipt of payments and the timing of payments to our suppliers. We anticipate substantial positive cash inflows from our operations in 2004.

Cash Flows From Investing Activities

        For 2003, aggregate capital expenditures were $12.7 million, compared to $13.7 million for 2002. Our 2003 capital expenditures included $8.3 million for retail equipment and fixtures primarily related to new supermarket openings, $1.8 million relating to improvements at our distribution centers and bakery/deli facility, $2.1 million for our ongoing systems projects and $0.5 million for other items. The decrease in our capital expenditures in 2003 was a the primary cause of the decrease in cash used in investing activities in 2003. As discussed in the section titled “Liquidity and Capital Resources – Major 2004 Commitments” below, our 2004 capital budget is approximately $7.6 million.

Cash Flows From Financing Activities

        The significant cash outflow from financing activities in 2003 was primarily due to the reduction in our debt. During 2003, we repaid $8.3 million of our borrowings under our former revolving credit agreement, leaving borrowings of $17.2 million at the end of 2003. In contrast, we added $11.8 million of borrowings under this facility in 2002. Net cash outflows in 2003 also increased as a result of increased stock repurchases. During 2003, we repurchased approximately 250,000 shares of our common stock, primarily to provide liquidity to our shareholders in our retirement savings plan, for an aggregate price of nearly $3.4 million (an average per share price of $13.58), compared to approximately 136,000 shares aggregating $2.3 million for 2002 (an average per share price of $17.07).

        As of the end of 2003 only approximately $1.1 million of the Board of Directors’ authorized $30.0 million stock repurchase program remained available for additional stock repurchases. Due to credit facility restrictions, the recent results of our operations and our focus on reducing our debt, we do not currently anticipate making any additional repurchases under our stock repurchase plan during 2004.

        The increase in the ratio of liabilities to shareholders’ investment since the end of 2002 was primarily due to the recognition of new capitalized leases for two corporate supermarkets, which was partially offset by a decrease of $8.3 million in borrowings under our revolving credit agreement.

Major 2004 Commitments

        In 2004, we will replace our existing bakery/deli production facility in Platteville, Wisconsin with a new, substantially larger facility in Platteville. We believe that this new facility will allow us to substantially increase our sales of bakery and deli products to our corporate supermarkets, franchisees and independent customers, including potentially adding new independent customers that could not be served from our existing facility. We also opened one new market corporate supermarket in January 2004 and plan to replace one franchised supermarket with a new, larger and more competitive supermarket in 2004. Due to our new operational focus, we do not anticipate purchasing or building additional new corporate supermarkets in 2004.

        Since the fourth quarter of 2001, we have invested about $9.5 million in our business information technology capital expenditure project and completed the infrastructure and the wholesale business segments of this project. The remaining two segments are the retail business and services segments. In the retail business segment, the new point-of-sale hardware and software has been installed at three supermarkets. Although we are continuing the rollout to all of our supermarkets, the schedule has been extended as we continue to explore ways to maximize the benefits of the new point-of-sale hardware and integrate the rollout with other projects at our supermarkets. We anticipate completing this segment of our systems project in 2007.

        As noted in the section titled “Results of Operations – 2003 vs. 2002 – Selling and Administrative Expenses” above, in 2003 we recorded a $2.4 million charge associated with the write-off of the entire value of certain financial reporting and accounting software purchased in connection with the services segment of our systems project which we will not use. We continue to evaluate whether better and more cost effective alternatives for this segment of our systems project exist. We anticipate completing this segment of our systems project in 2006.

        Our 2004 capital budget is approximately $7.6 million, compared to our actual 2003 spending of $12.7 million. Approximately $2.6 million of our 2004 budget has been committed for corporate retail projects, upgrades and replacement supermarkets, $1.2 million for one of our distribution centers and a new bakery/deli manufacturing facility, $2.7 million has been committed to our business systems project and $1.1 million has been committed for other technology-related projects and office renovations. We are not currently anticipating purchasing any potential multiple-store supermarket chains in 2004, but we may acquire supermarkets from one or more of our franchisees that decide to exit the supermarket business. Any amounts that we spend in such transactions would be in addition to our current 2004 capital budget of $7.6 million.

OTHER CAPITAL COMMITMENTS — CONTRACTUAL OBLIGATIONS

        The following chart sets forth information regarding our contractual obligations (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	Years 1-3	Years 4-5	After 5 Years
Long-term debt	$18,143	$316	$17,788	$39	$0
Capital lease obligations	103,418	6,572	13,139	12,932	70,775
Operating lease obligations	131,279	13,693	25,375	23,230	68,981
Purchase obligations	1,690	488	972	230	0
Total contractual obligations	$254,530	$21,069	$57,274	$36,431	$139,756

Long-Term Debt

        Approximately $17.2 million of the debt included in the table above was, as of January 3, 2004, borrowed under our former credit facility and due on April 30, 2004. In March 2004, we refinanced this debt with borrowings under our new secured credit facility. Because our new credit facility expires on March 18, 2007, we have included the amounts we owe under this agreement as a debt that must be repaid in one to three years.

        The other long-term debt included in the table above relates to loans, with interest rates below those otherwise available to us, made by a local utility company in connection with the construction of several of our supermarkets that meet certain energy efficiency ratings.

Capital Lease Obligations

        Under accounting principles generally accepted in the United States, leases are categorized as “capital leases” if any of these conditions occur: (a) the lease transfers ownership to us; (b) the lease contains a purchase option with a price that is well below the expected market price; (c) the lease term is equal to 75% or more of the estimated life of the asset being leased; or (d) the present value of the lease payments on the date the lease is entered into equals or exceeds 90% of the market value of the leased property. Our lease for one of our distribution centers and 26 of our 85 supermarket leases are accounted for as capital leases because the present value of the total rent payments equaled or exceeded 90% of the market value of the leased property on the date that the leases were first entered into.

        In 2003, the amount we owed under our capital leases, including interest, increased 64.9% from $62.7 million to $103.4 million and the amount owed to us by our franchisees under related supermarket subleases, including interest, increased 54.7% from $37.5 million to $58.0 million. These increases were due to two new corporate supermarket leases and four new franchised supermarket leases and subleases that we entered into in 2003 being categorized as capital leases, partially offset by lease payments made during 2003.

Operating Lease Obligations

        We have operating leases for both real estate and equipment used by our wholesale and retail segments. The majority of our operating lease obligations are related to leases of our supermarkets. We lease all of our corporate supermarkets and approximately 85% of our franchised supermarkets. We sublease each of our franchised supermarkets to one of our franchisees under a sublease with terms similar to those that we have with our landlords. We enter into these transactions because they serve as “credit enhancements” that allow our franchisees, most of whom own only one or two supermarkets, to obtain lease terms through us that are more favorable to them than if we did not effectively guaranty their rent payments. Our other operating lease obligations relate to leases for corporate office space, transportation equipment (including tractors and trailers) and certain office equipment.

        In 2003, our future operating lease commitments (which included both real estate and equipment subleases) increased from $122.7 million to $131.3 million primarily due to the addition of two new corporate store leases and the extension of two other corporate store leases. The amount committed to us in 2003 by our franchisees under real estate subleases decreased from $91.3 million to $81.9 million primarily due to lease payments received during 2003. Forty-four different franchisees have entered into subleases with us and no single franchisee (or group of related franchisees) has committed to us more than $4.0 million under subleases. In addition to the amounts set forth in the table above, some of our operating leases contain contingent rent provisions based on sales volume (for supermarkets) or miles traveled (for transportation equipment). Contingent rent paid in 2003 and 2002 was $1.2 million and $1.3 million, respectively.

Purchase Obligations

        We have two contracts with our vendors pursuant to which we receive upfront payments in return for a commitment to purchase a minimum amount of products during the term of the contract. If we fail to meet the minimum purchase requirements, we are typically required to repay some or all of the payments received from our vendor. These amounts are included as other liabilities on our consolidated balance sheets and reduce our cost of products sold ratably over the length of the contracts. The amounts listed in the table above represent the amounts that we may be required to pay if we do not meet the minimum purchase requirements of contracts expiring during the applicable periods.

OFF-BALANCE SHEET ARRANGEMENTS

        The following chart sets forth information regarding our material obligations, including contingent obligations, that do not appear on our balance sheet as of January 3, 2004 (in thousands):

	Amount of Commitment Expiration by Period
	Total	Less than 1 Year	Years 1-3	Years 4-5	After 5 Years
Standby letters of credit	$4,225	$4,225	$0	$0	$0
Franchisee guarantees	13,725	3,724	4,333	5,668	0
Operating lease obligations	131,279	13,693	25,375	23,230	68,981
Total off-balance sheet arrangements	$149,229	$21,642	$29,708	$28,898	$68,981

Standby Letters of Credit

        We self-insure a portion of our workers’ compensation and general liability claims. We currently have three standby letters of credit, all of which were established in connection with our self-insurance programs. During 2003, the total fees for these letters of credit were less than $50,000. Our letters of credit provide funds to cover claims if we are unable to pay amounts under these programs. Letters of credit of this type are common when a company self-insures these types of liabilities. Two of our letters of credit expire on December 31, 2004, but we expect to renegotiate these letters of credit or enter into one or more letters of credit effective as of January 1, 2005. Our other letter of credit has expired, but it is still subject to an insurance company insolvency proceeding. We do not expect to renew this letter of credit, nor do we expect to be required to pay any additional amounts pursuant to it. Finally, in connection with our entry into a new credit facility in March 2004, we entered into an additional $5 million standby letter of credit. In March 2005, we expect to replace this standby letter of credit with a new $4 million standby letter of credit. Under accounting principles generally accepted in the United States, our letters of credit obligations are not recorded as liabilities on our financial statements because they are contingent obligations that we do not expect to pay.

Franchisee Guarantees

        As is typical in our industry, we guarantee a portion of the bank debt of certain of our franchisees. These guarantees are made to support the business growth of the both our franchisees and our wholesale operations. Historically, many of these guarantees have been made in pools whereby our guarantee obligations are initially 50% of the aggregate franchisee bank debt in the pool. The dollar amount of our guarantee for each pool remains at this amount until the aggregate franchisee debt balances in the pool are reduced below our guarantee amount, at which time our guarantee obligations are reduced on a dollar-for-dollar basis by each reduction in franchisee debt in the pool. In connection with the execution of our new credit facility, we guaranteed 100% of the bank debt of certain of our franchisees that were previously grouped in such pools. This increased our franchisee guarantees by $4.7 million. However, we still have several guarantees that limit our obligations to 50% of the franchisees’ bank borrowings.

        All of these loan guarantees are collateralized, principally by the franchisee’s equipment and inventory and, in some cases, with their building facility. The guarantees are also secured by corporate indemnification agreements and personal guarantees of the franchisee. Prior to fiscal 2003 we did not record any liability related to these guarantees. However, in 2003, we adopted the provisions of FIN 45 and have recorded a liability for the estimated fair value of all guarantees entered into in 2003. Our franchisees enter into a purchase commitment with us to purchase items from our wholesale segment in exchange for our guarantee of their debt; accordingly, we record in other non-current assets a purchase commitment asset equal to the estimated fair value of the guarantee obligation. We amortize the estimated fair value of the guarantees on a systematic basis as our guarantee exposure is reduced and we amortize our purchase commitment asset on a straight-line basis over the life of the purchase commitment.

        In addition, we typically provide short-term financing to our franchisees and some of our wholesale customers for costs associated with the purchase of facilities, equipment and inventory for new or remodeled franchised supermarkets, as well as store construction or remodeling costs. This financing is typically refinanced within one to two months following project completion with bank loans.

Operating Lease Obligations

        Under accounting principles generally accepted in the United States, operating lease obligations are not recorded on our consolidated balance sheets. All of our operating lease obligations that are not reflected on our financial statements relate to the type of real estate and equipment leases described in the section titled “Other Capital Commitments – Contractual Obligations – Operating Lease Obligations” above.

CRITICAL ACCOUNTING POLICIES

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities reported in the consolidated financial statements, the disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We believe our estimates and assumptions are reasonable; however, future results could differ from those estimates under different assumptions or conditions.

        Our significant accounting policies are discussed in the section titled “Item 8 – Financial Statements and Supplementary Data – Notes to Financial Statements.” We believe that the following accounting policies are most critical in the preparation of our financial statements because they involve the most difficult, subjective or complex judgments about the effect of matters that are inherently uncertain.

Allowance for Doubtful Accounts

        We make estimates of the uncollectibility of our accounts and capital sublease receivable portfolios. We determine the adequacy of the allowance by analyzing the aging of receivables, customer financial statements, historical collection experience, value of collateral, other credit exposure with the customer including loan guarantees, and other economic and industry factors. It is possible that the accuracy of the estimation process could be materially impacted by different judgments as to collectiblity based on the information considered and further deterioration of the accounts.

Inventories

        Inventories, substantially all of which consist of food, groceries and related products for resale, are stated at the lower of cost or market value. Cost is determined primarily on the last-in, first-out (LIFO) method. At January 3, 2004 and December 28, 2002, 88% and 87%, respectively, of all inventories were accounted for under the LIFO method. The excess of current cost over the stated LIFO cost of inventory was $10.5 million and $10.0 million at January 3, 2004 and December 28, 2002, respectively.

Retail Repositioning Reserve and Asset Impairment

        We recognize liabilities for estimated repositioning and termination losses associated with the closure, replacement, or disposal of stores, consisting primarily of lease payments, net of anticipated sublease income, and severance payments. Calculating the estimated losses requires significant judgments and estimates that could be impacted by factors such as the extent of interested buyers, the ability to obtain subleases, the creditworthiness of sublessees, and our success at negotiating early termination agreements with lessors. These factors are significantly dependent on general economic conditions and resultant demand for commercial property.

        Impairment charges for long-lived assets are recognized when expected undiscounted future cash flows are less than the assets’ carrying value (including capital lease assets). The impairment loss is estimated based on the excess of the assets’ carrying value over the fair market value of those assets. The timing and extent of impairment losses are significantly impacted by the estimates of future operating cash flows for the store, the expectations on timing of disposition or sublease and the estimated sales price or sublease income. These factors are estimated by management based on its experience and knowledge of the markets in which they operate, inflation, general economic conditions, and resultant demand for commercial property.

Goodwill

        We assess the value of our goodwill of our retail segment on at least an annual basis by comparing the fair value of the segment with its carrying value. The fair value is estimated by management using a valuation technique based on a multiple of operating cash flow and management’s expectations for operating cash flow. A reduction in operating cash flows in 2004 could trigger another assessment of the value of our goodwill prior to our annual assessment, which is performed as of the end of our third quarter. Our estimates could be materially impacted by factors such as competitive forces, customer behavior, changes in growth trends, and specific industry factors.

Self – Insurance

        We are primarily self-insured for certain of our health insurance, workers’ compensation and general liability claims. Our self-insurance claim liability is determined based on claims filed and an estimate of claims incurred but not yet reported. Projections of the losses are employed due to the high degree of variability in the liability estimates. Some factors affecting the uncertainty of claims include the timeframe of development, settlement patterns, litigation and adjudication direction and medical treatment and cost trends. Our liability is not discounted.

Vendor Marketing Funds

        Our vendor marketing funds consist of allowances provided to us by vendors including slotting allowances, rebates and various other allowances. Earnings from these funds are recognized when the earning process is complete based on the terms of the underlying agreements with our vendors. Vendor marketing funds reduce our cost of products sold unless they represent reimbursement for certain advertising costs that we incur on behalf of the vendor, in which case they reduce our selling and administrative expenses.

NEW ACCOUNTING PRONOUNCEMENTS

FIN 45 (Accounting for Certain Guarantees)

        As discussed in the section titled “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2,” we have adopted Financial Accounting Standards Board “FASB” Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provision were applicable to guarantees issued or modified after December 31, 2002. As of January 3, 2004 we have accrued $1.1 million for our obligations under the guarantees, which represents our estimate of the fair value of the guarantees we entered into during 2003. Our franchisees enter into a purchase commitment to purchase items from our wholesale segment in exchange for our guarantee of their debt; accordingly, we record in other non-current assets a purchase commitment asset equal to the estimated fair value of the guarantee obligation. We amortize the estimated fair value of the guarantees on a systematic basis as our guarantee exposure is reduced and we amortize the purchase commitment asset on a straight-line basis over the life of the purchase commitment.

FIN 46R (Consolidation of Certain Third Parties)

        As discussed in the section titled “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2,” in December 2003, the FASB issued a revised Interpretation No. 46 (FIN 46R), “Consolidation of Variable Interest Entities.” FIN 46R requires companies to consider whether entities, in which they have financial interests, lack sufficient equity at risk to permit that entity to finance its activities without additional subordinated financial support and to consolidate those entities where the company would absorb the majority of any losses. The consolidation requirements are effective for interim and annual periods ending after March 15, 2004. Based on our extension of loan guarantees to certain of our franchisees, we are evaluating the requirements of FIN 46R and its applicability to our business arrangements.

        We currently expect that we will be required to consolidate the financial statements of 15 to 20 of the franchisees to which we have made loan guarantees with our financial statements. The total net sales and shareholders’ deficit for the franchisees we expect to consolidate in 2004 are approximately $106.0 million and $3.0 million.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

        Our only variable rate financial instrument subject to interest rate risk is a secured $40 million revolving credit facility which permits us, at our option, to borrow at interest rates based on adjusted LIBOR. As of January 3, 2004, approximately $17.2 million was outstanding under our former unsecured revolving credit facility. In March 2004, we paid off the amounts owed under our former facility by borrowing an equal amount under our new facility.

        As a result of the amounts owed pursuant to our new credit facility, increases in market interest rates would cause our interest expense to increase and our earnings before income taxes to decrease. Based on our credit facility borrowings as of January 3, 2004, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $172,000. Similarly, a 100 basis point decrease in the market interest rate would reduce our annual interest expense by approximately $172,000.

        We believe that our exposure to other market risks (including risks related to changes in foreign currency exchange rate, commodity prices, equity prices and trade accounts receivable) is not significant.

Item 8.  Financial Statements and Supplementary Data.

Management’s Responsibilities For Financial Reporting

The management of Fresh Brands, Inc. is responsible for the preparation, objectivity and integrity of the Company’s consolidated financial statements contained in the Company’s 2003 Annual Report to Shareholders. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include amounts that are based on management’s best estimates and informed judgments.

To help assure that financial information is reliable and assets are safeguarded, management maintains a system of internal controls and disclosure controls and procedures which it believes are effective in accomplishing these objectives. These controls and procedures are designed to provide reasonable assurance, at appropriate costs, that transactions are executed and recorded in accordance with management’s authorization.

The Company’s consolidated financial statements have been audited by its independent auditors, KPMG LLP, whose report was based on audits conducted in accordance with generally accepted auditing standards. As part of their audits, they performed a review of the Company’s system of internal controls for the purpose of determining the amount of reliance to place on those controls relative to the audit tests they performed.

The Audit Committee of the Board of Directors, composed of “independent directors,” as defined by the rules applicable to members of the Audit Committee, meets periodically with KPMG LLP and management to inquire as to whether each is properly discharging its responsibilities. The independent auditors report directly to the Audit Committee.

/s/ Michael R. Houser Michael R. Houser	/s/ John H. Dahly John H. Dahly
Vice Chairman of the Board, Executive	Executive Vice President, Chief Financial
Vice President, Chief Marketing Officer	Officer, Secretary and Treasurer

Independent Auditors’ Report

To the Board of Directors and Shareholders
Fresh Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Fresh Brands, Inc. and subsidiaries as of January 3, 2004 and December 28, 2002, and the related consolidated statements of operations, shareholders’ investment, and cash flows for each of the years in the three-year period ended January 3, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fresh Brands, Inc. and subsidiaries as of January 3, 2004 and December 28, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG
Milwaukee, Wisconsin
February 26, 2004, except as to paragraphs 4 and 5 of note 4, which are as of March 18, 2004

CONSOLIDATED BALANCE SHEETS
As of January 3, 2004 and December 28, 2002

(In thousands, except share and per share data)
Assets	2003	2002
Current assets:
Cash and equivalents	$6,260	$14,250
Receivables, net	12,520	14,267
Inventories	33,675	36,268
Land and building held for resale	4,926	7,601
Other current assets	5,252	3,545
Deferred income taxes	5,529	4,291

Total current assets	68,162	80,222

Noncurrent receivable under capital subleases	33,296	22,332
Property and equipment, net	31,233	28,229
Property under capital leases, net	22,453	13,635
Goodwill, net	20,280	20,280
Other noncurrent assets, net	6,264	6,475

Total assets	$181,688	$171,173

Liabilities and Shareholders' Investment

Current liabilities:
Accounts payable	$36,251	$34,475
Accrued salaries and benefits	7,699	6,276
Accrued insurance	3,276	3,064
Other accrued liabilities	1,810	5,379
Current obligations under capital leases	2,367	1,898
Current maturities of long-term debt	316	316

Total current liabilities	51,719	51,408

Long-term obligations under capital leases	58,857	36,965
Long-term debt under revolving line of credit	17,150	25,400
Long-term debt	677	804
Deferred income taxes	1,661	1,114
Other noncurrent liabilities, net	1,116	--
Shareholders' investment:
Common stock, $0.05 par value, authorized 20,000,000 shares, issued
8,750,342 shares in 2003 and 2002	438	438
Additional paid-in capital	15,575	15,527
Retained earnings	79,750	82,030
Treasury stock at cost, 3,843,436 shares as of January 3, 2004 and
3,648,744 shares as of December 28, 2002	(45,255)	(42,513)

Total shareholders' investment	50,508	55,482

Total liabilities and shareholders' investment	$181,688	$171,173

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
For fiscal years 2003, 2002 and 2001

(In thousands, except per share data)
	2003	2002	2001
Net sales	$657,957	$619,075	$574,232
Cost of products sold	527,807	496,443	467,151

Gross profit	130,150	122,632	107,081
Selling and administrative expenses	120,003	99,883	87,093
Depreciation and amortization	9,191	7,771	6,913

Operating income	956	14,978	13,075
Interest income	144	111	605
Interest expense	(2,400)	(1,982)	(1,368)

Earnings (loss) before income taxes	(1,300)	13,107	12,312
Income tax provision (benefit)	(827)	5,062	4,676

Net earnings (loss)	$(473)	$8,045	$7,636

Earnings (loss) per share - basic	$(0.09)	$1.56	$1.46

Earnings (loss) per share - diluted	$(0.09)	$1.54	$1.45

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For fiscal years 2003, 2002 and 2001

(In thousands)
	2003	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$(473)	$8,045	$7,636
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	9,191	7,771	6,913
Deferred income taxes	(691)	178	(115)
Property, equipment and software impairment charges
	5,068	--	200
Changes in assets and liabilities, net of acquisition:
Receivables, net	1,747	(3,383)	1,462
Inventories	2,593	(1,730)	(4,450)
Other current assets	1,432	(4,161)	(3,818)
Accounts payable	1,776	1,182	744
Accrued liabilities	(1,991)	424	(3,014)

Net cash provided by operating activities	18,652	8,326	5,558

Cash flows from investing activities:
Capital expenditures	(12,711)	(13,673)	(6,183)
Acquisition, net of cash acquired	--	--	(27,505)
Receipt of principal amounts under capital subleases	1,234	753	367
Sale of assets and other	36	42	2,188

Net cash used in investing activities	(11,441)	(12,878)	(31,133)

Cash flows from financing activities:
Net change in revolver activity	(8,250)	11,750	13,650
Payment for acquisition of treasury stock	(3,447)	(2,315)	(9,662)
Principal payments on capital lease obligations	(2,275)	(1,535)	(905)
Payment of cash dividends	(1,807)	(1,855)	(1,868)
Principal payments on long-term debt	(312)	(296)	(242)
Receipt for private placement sale of treasury stock	--	--	3,300
Exercise of stock options	675	772	1,078
Long-term debt borrowing	185	681	335
Other financing activities	30	99	81

Net cash provided by (used in) financing activities	(15,201)	7,301	5,767

Cash and equivalents:
Net change	(7,990)	2,749	(19,808)
Balance, beginning of year	14,250	11,501	31,309

Balance, end of year	$6,260	$14,250	$11,501

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT
For fiscal years 2003, 2002 and 2001

(In thousands, except share and per share data)
	Common Stock $0.05 par value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders' Investment
Balances at December 30, 2000	$438	$15,174	$70,072	$(35,866)	$49,818

Net earnings	--	--	7,636	--	7,636
Cash dividends, common stock $0.36
per share	--	--	(1,868)	--	(1,868)
Acquisition of 742,998 shares of
treasury stock	--	--	--	(9,662)	(9,662)
Issuance of 200,000 shares of
treasury stock in private
placement sale	--	--	--	3,300	3,300
Issuance of 117,000 shares of
treasury stock upon exercise of
stock options	--	--	--	1,078	1,078
Tax benefits from exercise of stock
options	--	197	--	--	197
Other	--	--	--	81	81

Balances at December 29, 2001	438	15,371	75,840	(41,069)	50,580

Net earnings	--	--	8,045	--	8,045
Cash dividends, common stock $0.36
per share	--	--	(1,855)	--	(1,855)
Acquisition of 135,597 shares of
treasury stock	--	--	--	(2,315)	(2,315)
Issuance of 65,700 shares of treasury
stock upon exercise of stock
options	--	--	--	772	772
Tax benefits from exercise of stock
options	--	156	--	--	156
Other	--	--	--	99	99

Balances at December 28, 2002	438	15,527	82,030	(42,513)	55,482

Net (loss)	--	--	(473)	--	(473)
Cash dividends, common stock
$0.36 per share	--	--	(1,807)	--	(1,807)
Acquisition of 250,359 shares of
treasury stock	--	--	--	(3,447)	(3,447)
Issuance of 55,667 shares of treasury
stock upon exercise of stock
options	--	--	--	675	675
Tax benefits from exercise of stock
options	--	48	--	--	48
Other	--	--	--	30	30

Balances at January 3, 2004
	$438	$15,575	$79,750	$(45,255)	$50,508

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For fiscal years 2003, 2002 and 2001

Note 1
Description of Business

        At the Schultz Sav-O Stores, Inc. annual shareholder meeting held on May 30, 2001, the shareholders of Schultz Sav-O Stores, Inc. approved a plan of share exchange to create a holding company, Fresh Brands, Inc. (“FBI”). After the share exchange, each Schultz Sav-O Stores, Inc. shareholder received one share of Fresh Brands, Inc. stock for every share of Schultz Sav-O Stores, Inc. stock that he or she owned. On June 4, 2001, FBI stock began trading on the Nasdaq National Market System under the symbol “FRSH”.

        As a result of the share exchange, Schultz Sav-O Stores, Inc. became a wholly owned subsidiary of FBI. Schultz Sav-O Stores subsequently changed its name to Fresh Brands Distributing, Inc. (“FBDI”). FBDI, located in Sheboygan, Wisconsin, is engaged in the food distribution business through franchised and corporate Piggly Wiggly® retail supermarkets and as a supplier to independent food stores. Dick’s® Supermarkets, Inc. (“DSI”), a wholly owned subsidiary of FBI located in Platteville, Wisconsin operates corporate retail Dick’s Supermarkets and is a wholesale supplier of bakery and deli goods. FBDI and DSI provide delivery of wholesale goods to corporate retail stores and other customers through PW Trucking, Inc., a wholly owned subsidiary of FBDI. The corporate-owned and franchised retail supermarkets operating under the Piggly Wiggly and Dick’s Supermarkets brands and independent food stores we supply are located throughout Wisconsin and northern Illinois.

Note 2
Summary of Significant Accounting Policies

Fiscal year

        Our fiscal year ends on the Saturday closest to December 31. The 2003 fiscal year was a 53-week period ended January 3, 2004. The 2002 and 2001 fiscal years were 52-week periods ended December 28, 2002 and December 29, 2001, respectively.

Principles of consolidation

        The consolidated financial statements include the accounts of FBI and its wholly-owned subsidiaries FBDI, DSI (from date of acquisition of June 16, 2001) and PW Trucking, Inc. Intercompany accounts and transactions have been eliminated.

Revenue recognition

        Wholesale revenue is recognized at the time products are shipped, as shipments are F.O.B. shipping point. Retail revenue is recognized at the point of sale.

Vendor Marketing Funds

        Vendor marketing funds consist of allowances provided to us by vendors including slotting allowances, rebates and various other allowances. Earnings from these funds are recognized when the earning process is complete based on the terms of the underlying agreements with our vendors.

        We adopted Emerging Issues Task Force Issue (“EITF”) No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor”in 2003. This EITF establishes that cash consideration received from a vendor is presumed to be a reduction in the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of products sold when recognized in the reseller’s income statement unless (a) it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue or other income when recognized in the reseller’s income statement, or (b) it is a reimbursement of costs, in which case the cash consideration should be characterized as revenue or other income when recognized in the reseller’s income statement. Applying the provision of EITF No. 02-16 resulted in the reclassification of certain of our vendor rebates and advertising revenue received in excess of related advertising costs. The reclassification of these items reduced cost of products sold and, correspondingly, increased selling and administrative expenses by $3,987,000, $4,262,000 and $3,706,000 for fiscal 2003, 2002 and 2001 respectively.

Cash and equivalents

        Cash and equivalents consist of demand deposits at commercial banks and highly liquid investments with a maturity of three months or less when purchased. Cash equivalents are stated at cost which approximates market value.

Receivables

        We record receivables primarily from our wholesale customers, most of which are franchisees. We monitor the financial viability of our customers and provide an allowance for doubtful accounts related to both credit worthiness and retail subsidies that are provided to these customers. Receivables are shown net of the allowance for doubtful accounts of $5,852,000 and $4,505,000 at January 3, 2004 and December 28, 2002, respectively. We recorded provisions to the allowance for doubtful accounts of $6,292,000, $1,474,000 and $2,080,000 for 2003, 2002 and 2001, respectively.

Inventories

        Inventories, substantially all of which consist of food, groceries and related products for resale, are stated at the lower of cost or market value. Cost is determined primarily on the last-in, first-out (LIFO) method. At FBDI, for meat and produce, cost is determined on the first-in, first-out (FIFO) method. At January 3, 2004 and December 28, 2002, 88% and 87%, respectively, of all inventories were accounted for under the LIFO method. During fiscal 2002, FBDI and DSI changed to a simplified LIFO method based on the IRC Reg. §1.472-8. Since the internally generated indexes were similar to the government published indexes used with simplified LIFO, there was no material adjustment to LIFO due to the change. The change to simplified LIFO was advantageous because of the ability to use published indexes which are more readily available.

        The excess of current cost over the stated LIFO cost of inventory was $10,505,000 and $10,006,000 at January 3, 2004 and December 28, 2002, respectively.

Goodwill

        Goodwill is comprised of amounts paid in excess of the fair value of acquired net assets. For fiscal 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment tests at least annually in accordance with this statement. During fiscal 2003 and fiscal 2002, we performed the required impairment tests of goodwill. As a result of the tests, it was deemed that there was no goodwill impairment. Goodwill amortization expense was $602,000 for fiscal 2001. The following table shows what net earnings would have been had SFAS No. 142 been applied in fiscal 2001:

	2003	2002	2001
Reported net earnings (loss)	$(473)	$8,045	$7,636
Add back:
Goodwill amortization,
net of tax of $234	--	--	368

Adjusted net income	(473)	8,045	8,004

Earnings (loss) per share - Basic
Reported net earnings (loss)	(0.09)	1.56	1.46
Adjusted net earnings (loss)	(0.09)	1.56	1.53

Earnings (loss) per share -
diluted
Reported net earnings (loss)	(0.09)	1.54	1.45
Adjusted net earnings (loss)	(0.09)	1.54	1.53

Other current assets

        Other current assets at January 3, 2004 and December 28, 2002 consisted of the following:

(In thousands)
	2003	2002
Prepaid expenses	$2,445	$1,364
Receivable under capital
subleases	1,443	1,082
Retail systems and
supplies for resale	1,364	1,099

Other current assets	$5,252	$3,545

        Receivables under capital subleases represent amounts due to us under sublease agreements with our franchised supermarkets (see note 8). The subleases are established with the franchisees using terms similar to those existing under the primary lease agreement we have with the original lessor.

Land and building held for resale

        Land and building held for resale consists of costs incurred for retail facility projects which are to be completed in less than one year. Project costs which we fund are accumulated until project completion. Upon project completion, and the subsequent sale of the facility, lease arrangements are established.

Property and equipment, net

        Property and equipment are stated at cost, net of depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Equipment generally has a useful life of 4 to 7 years; computer hardware and software have a useful life of 3 to 7 years; buildings and land improvements have a useful life of 10 to 35 years; and leasehold improvements generally have a useful life of 10 to 20 years. Facility remodeling and upgrade costs on leased stores are capitalized as leasehold improvements and are amortized over the shorter of the remaining lease term or the useful life of the asset. Upon disposal, the appropriate asset cost and accumulated depreciation or amortization are retired. Gains and losses on disposition are included in earnings. Periodically, we evaluate all long-lived assets for impairment. Management considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors, in performing these analyses. Recoverability of assets to be held and used is measured by comparison of the carrying value of an asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the book value exceeds fair market value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less all associated costs of disposition. In fiscal 2003 and fiscal 2001 impairment losses of $2,693,000 (including $1,815,000 for capital lease assets) and $200,000 were recorded, respectively. No assets were determined to be impaired in fiscal 2002.

        Property and equipment, net of accumulated depreciation and amortization, at January 3, 2004 and December 28, 2002 consisted of the following:

(In thousands)
	2003	2002
Land and buildings	$14,121	$14,053
Leasehold improvements	9,491	8,543
Equipment and fixtures	50,189	52,601

	$73,801	$75,197
Less accumulated
depreciation and	(42,568)	(46,968)
amortization

Property and equipment, net	$31,233	$28,229

Other noncurrent assets

        Other noncurrent assets, net of accumulated amortization of $5,576,000 and $4,618,000 at January 3, 2004 and December 28, 2002 consisted of the following:

(In thousands)
	2003	2002
Capitalized software, net	$4,705	$5,813
Other intangibles, net	1,559	662

Total	$6,264	$6,475

        We capitalize certain costs associated with the development and implementation of software. When events and circumstances warrant, we review the carrying value of capitalized software costs. Capitalized software generally has a useful life of 3 to 7 years. A loss may be recognized when the value of estimated undiscounted cash flow benefit related to the asset falls below the unamortized cost. During fiscal 2003, a loss of $2,375,000 was recorded for the entire write-off of certain financial reporting and accounting capitalized software that we have decided not to use because there may be better and less expensive alternatives that provide more effective management and operational solutions for our business.

Accounts payable

        Accounts payable includes $11,367,000 and $10,773,000 at January 3, 2004 and December 28, 2002, respectively, of issued checks that have not cleared our disbursing bank accounts.

Stock- based compensation

        We have adopted the disclosure requirements of SFAS No. 123. Had we determined compensation cost based on the fair value at the grant date for stock options under SFAS No. 123, our net earnings (loss) would have been reduced (increased) to the following pro forma amounts below:

(In thousands)
	2003	2002	2001
Net earnings
(loss)
As reported	$(473)	$8,045	$7,636
Pro forma	(793)	7,474	7,241

Earnings (loss)
per
share-diluted
As reported	$(0.09)	$1.54	$1.45
Pro forma	$(0.16)	$1.44	$1.37

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure – an amendment of FASB statement No. 123.” This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 provides for voluntary adoption of the fair value method for entities with fiscal years ending after December 15, 2002. We have elected to continue to use the intrinsic value method for the fiscal year ended January 3, 2004 but have adopted the prominent disclosure provisions. We have recorded no compensation expense in our 2003, 2002 or 2001 consolidated statements of operations.

Self–Insurance

        The company is primarily self-insured for certain of our health insurance, workers’ compensation and general liability claims. The self-insurance claim liability is determined based on claims filed and an estimate of claims incurred but not yet reported. Projections of the losses are employed due to the high degree of variability in the liability estimates. Some factors affecting the uncertainty of claims include the timeframe of development, settlement patterns, litigation and adjudication direction and medical treatment cost trends. The liability is not discounted. At January 3, 2004 and December 28, 2002, the self-insurance claim liability was $4,356,000 and $4,005,000, respectively.

Multiemployer Insurance

        Recently, several members of one of our multiemployer health, welfare and benefits plans have withdrawn from the plan. As the plan is underfunded, and our withdrawal is possible, we will be required to pay a portion of the underfunded liabilities associated with the possible withdrawal. We estimate that such after-tax withdrawal obligation is approximately $0.6 million and, in the fourth quarter of 2003, we recorded a reserve in this amount.

Income taxes

        Deferred income taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and there respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates. Deferred income tax provisions or benefits are based on the change in the deferred tax assets and liabilities from period to period.

Retail repositioning reserve

        We estimate repositioning and termination expenses associated with the closure, replacement, or disposal of stores, consisting primarily of lease and severance payments in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize most costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Severance payments are generally ongoing termination benefits and are recorded when known and probable. Prior to the adoption of SFAS 146 in 2003, we charged repositioning and termination expenses to selling and administrative expense upon the decision to close, replace, or dispose of a store as soon as the amounts were reasonably estimated. At January 3, 2004 and December 28, 2002, the remaining retail repositioning reserve was $636,000 and $150,000, respectively. These amounts are included in other accrued liabilities on the consolidated balance sheets. It is expected that these costs will be completely expended by the end of 2004.

Financial instruments

        Our financial instruments consist of various debt facilities and cash equivalents. At January 3, 2004, the fair market value of the financial instruments was not materially different from the carrying value based on review of market quotes, where available, and market yields for similar instruments.

Supplementary disclosure of cash flow information

        Interest and taxes paid included in our cash flow from operations were as follows:

(In thousands)
	2003	2002	2001
Interest paid	$2,430	$2,051	$1,352
Taxes paid	2,589	3,537	5,523

        Non-cash investing and financing activities include capital lease obligations incurred for properties of $24,636,000, $18,608,000 and $13,933,000 for 2003, 2002 and 2001, respectively. Offsetting capital sublease receivables for 2003, 2002 and 2001, respectively were $12,559,000, $14,572,000, and $5,772,000, respectively.

Use of estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Advertising costs

        Costs incurred for producing and communicating advertising are generally expensed when incurred.

Shipping and handling fees and costs

        We have historically presented shipping revenues as a component of net sales and the related costs of transporting goods to the warehouse as part of cost of products sold and the costs of shipping goods to customers as part of selling and administrative expenses. Shipping and handling costs included in selling and administrative expenses were $7,954,000, $8,106,000 and $6,660,000, in 2003, 2002, and 2001, respectively.

Reclassifications

        Certain 2002 and 2001 amounts previously reported have been reclassified to conform to the 2003 presentation.

New accounting pronouncements

        We have adopted Financial Accounting Standards Board “FASB” Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provision were applicable to guarantees issued or modified after December 31, 2002. As of January 3, 2004 we have accrued $1,116,000 for the Company’s obligations under the guarantees, which represents our estimate of the fair value of the guarantees we entered into during 2003. Our franchisees enter into a purchase commitment with FBDI to purchase items from our wholesale segment in exchange for our guarantee of their debt; accordingly, we record in other non-current assets a purchase commitment asset equal to the estimated fair value of the guarantee obligation. We amortize the estimated fair value of the guarantees on a systematic basis as our guarantee exposure is reduced and we amortize the purchase commitment asset on a straight-line basis over the life of the purchase commitment.

        In December 2003, the FASB issued a revised Interpretation No. 46 (FIN 46R), “Consolidation of Variable Interest Entities.” FIN 46R requires companies to consider whether entities, in which they have financial interests, lack sufficient equity at risk to permit that entity to finance its activities without additional subordinated financial support and to consolidate those entities where the company would absorb the majority of any losses. The consolidation requirements are effective for interim and annual periods ending after March 15, 2004. Based on our extension of loan guarantees to certain of our franchisees, we are evaluating the requirements of FIN 46R and its applicability to our business arrangements.

        We currently expect that we will be required to consolidate 15 to 20 of the franchises to whom we have made loan guarantees. The total net sales and shareholders’ deficit approximate $106.0 million and ($3.0) million, respectively, for the franchisees we expect to consolidate in 2004. The allowance for doubtful accounts is evaluated, in part, on the franchisee shareholders’ deficit position.

Note 3
Acquisition

        On June 16, 2001, we acquired all of the outstanding common stock of DSI for approximately $30.2 million in cash (including assumption of funded debt). This acquisition has been accounted for under the purchase method of accounting, and the results of DSI have been included in our results from the date of acquisition. The purchase price was allocated to the fair market value of the assets acquired and the liabilities assumed. The purchase price allocation resulted in the recognition of goodwill of approximately $20.2 million.

Note 4
Long-Term Debt

        Long-term debt at January 3, 2004 and December 28, 2002 consisted of the following:

(In thousands)
	2003	2002
Revolving line of credit	$17,150	$25,400
Note payable, 3.0%, due in
monthly installments of $5
including interest due
through July 2006	174	240
Note payable, 3.0%, due in
monthly installments of
$12 including interest due
through 2007	554	681
Note payable, 2.0%, due in
monthly installments of $8
including interest due
through 2004	80	166
Note payable, 3.0%, due in
monthly installments of $3
including interest due
through 2008	185	--
Land contract, 10.0%, due in
annual installments of $33
through March 2003	--	33

	18,143	26,520
Less current maturities	(316)	(316)

Long-term debt	$17,827	$26,204

        Interest expense consisted of the following:

(In thousands)
	2003	2002	2001
Imputed
interest-capital	$1,619	$1,160	$726
leases
Interest on
long-term debt	780	821	584
Other	1	1	58

Interest expense	$2,400	$1,982	$1,368

        We entered into a loan agreement in June 2001 providing unsecured revolving credit facilities totaling $35 million, which expires April 30, 2004. At January 3, 2004 we had related debt outstanding from the revolving line of credit of $17,150,000 compared to $25,400,000 at December 28, 2002. Under this credit arrangement the interest rates on borrowings were based on the bank’s prime rate. Quarterly commitment fees under this arrangement were also paid at a rate of .0625% based on the average daily unused amount of the revolving credit facility. At January 3, 2004, the interest rate was 2.75% compared to 2.88% at December 28, 2002 and there were no compensating balance requirements. As of January 3, 2004, we were in default with certain of our covenants under this credit facility. At January 3, 2004, the fair value of the long-term debt was not materially different from the carrying value.

        In March 2004, we entered into a new, secured three-year $40,000,000 revolving credit and term note facility with our banks which expires on March 18, 2007. The new asset-based credit facility replaced our former unsecured $35,000,000 revolving credit facility that was to expire on April 30, 2004. Our new credit facility requires us to pledge all of our assets as collateral, increases our interest rate by 25 to 50 basis points compared to the weighted average interest rate that we paid in 2003, and requires us to guarantee an additional $4.7 million of franchisee bank borrowings. The new facility limits our ability to obtain additional debt and other liabilities including capital lease obligations, prohibits us from guaranteeing additional franchisee bank debt, prohibits the payment of cash dividends, and limits our ability to repurchase common stock. In addition, the new facility contains various financial covenants including, among others, certain fixed charge coverage ratios, total senior debt cash flow leverage ratios and paid sublease ratios.

        After giving consideration to the terms of the March 2004 credit facility, the total amount of long-term debt due in each of the fiscal years 2004 through 2008 will be $316,000, $243,000, $17,332,000 and $39,000 respectively.

Note 5
Income Taxes

        The difference between the statutory federal income tax rate and the effective rate is summarized as follows:

	2003	2002	2001
Federal income tax	(34.0%)	34.0%	34.0%
State income taxes, net
of federal income tax
benefit	(7.7)	5.1	4.7
Permanent differences	(15.4)	(0.9)	(0.9)
Other, net	(6.5)	0.4	0.2

Effective income tax rate	(63.6)%	38.6%	38.0%

        Components of the income tax (benefit) consisted of the following:

(In thousands)
	2003	2002	2001
Current:
Federal	$(123)	$3,964	$3,888
State	(13)	920	903
Deferred	(691)	178	(115)

Income tax
provision	$(827)	$5,062	$4,676
(benefit)

        The components of deferred income tax assets and liabilities at January 3, 2004 and December 28, 2002 were as follows:

(In thousands)
	2003	2002
Deferred income tax assets:
Bad debt reserve	$2,428	$1,757
Accrued insurance	1,681	1,114
Vacation pay	1,058	1,015
Capital leases	1,027	951
Retail repositioning reserve	250	59
Other	201	346

Total deferred income tax	6,645	5,242
assets

Deferred income tax
liabilities:
Property and equipment	(2,688)	(2,065)
Pension	(89)	--

Total deferred income tax
liabilities	(2,777)	(2,065)

Net deferred income tax assets	$3,868	$3,177

        Realization of the net deferred tax assets over time is dependent upon the Company generating sufficient taxable income in future periods. In determining that realization of the net deferred tax assets was more likely than not, the Company gave consideration to a number of factors including its recent earnings history, expectations of earnings in the future, the timing of reversal of temporary differences, tax planning strategies available to the Company and the expiration dates associated with NOL carryforwards. If, in the future, the Company determines that it is no longer more likely than not that the net deferred tax assets will be realized, a valuation allowance will be established against all or part of the net deferred tax assets through a charge to the income tax provision.

        The net deferred income tax assets as of January 3, 2004 and December 28, 2002 were classified in the consolidated balance sheets as follows:

(In thousands)
	2003	2002
Current deferred income tax
asset	$5,529	$4,291
Noncurrent deferred income tax
liability	(1,661)	(1,114)

Net deferred income tax assets	$3,868	$3,177

Note 6
Commitments and Contingent Liabilities

        We have guaranteed bank loans of 33 franchisees and certain of their affiliates as of January 3, 2004. These guarantees were made to support the business growth of our franchisees and our wholesale operations. The guarantees are for the terms of the loan agreements. Under these guarantees, we generally would be required to make the loan payments if the franchisee defaults on a payment. Generally, the guarantees are secured by corporate indemnification agreements and personal guarantees of the franchisee owner and are substantially collateralized with equipment and inventory, and in certain cases, with buildings. At January 3, 2004 our loss exposure under these guarantees totaled $13,725,000, and we have accrued $1,116,000 recorded in other long-term liabilities, for the Company’s obligations under these guarantees which represent an estimate of the fair value of these guarantees.

        Capital expenditure commitments for 2004 are approximately $7,600,000.

Note 7
Retirement Plans

        We have a trusteed retirement savings defined contribution plan, which includes provisions of Section 401(k) of the Internal Revenue Code, for the benefit of our non-union eligible employees. For FBDI, annual provisions prior to fiscal 2003 were based on a mandatory 5% of eligible participant compensation and additional amounts at the sole discretion of the Board of Directors. During fiscal 2003, the contribution percentage of eligible participant compensation was at the sole discretion of the Board of Directors. For DSI, annual provisions for 2002 and 2001 were based on 1% of eligible participant compensation. For fiscal 2003 DSI contributed no provision for eligible participants. Provisions for fiscal years 2003, 2002 and 2001 were $205,000, $953,000 and $1,317,000, respectively. Both plans allow participants to make pretax contributions. We then match certain percentages of employee contributions. Our matching contributions for 2003, 2002 and 2001 were $335,000, $340,000 and $230,000.

        We have union-administered multi-employer pension plans covering all hourly paid employees represented by collective bargaining agreements. Total pension expense was $2,305,000, $2,216,000 and $2,010,000 in fiscal years 2003, 2002 and 2001, respectively.

Note 8
Leases

        We lease most of our retail stores under lease agreements with original lease periods of 15 to 20 years and typically with five-year renewal options. Exercise of such options is dependent on, among others factors, the level of business conducted at the location. Executory costs, such as maintenance and real estate taxes, are generally our responsibility. In a majority of situations, we will enter into a lease for a store and sublease the store to a wholesale customer. When leases of this type are established, the future minimum lease payments due under the capital lease arrangements with our customers are recorded on our consolidated balance sheets as sublease receivables. Additionally, we lease transportation equipment, principally tractors and trailers, corporate office space and certain office equipment. Some real estate leases contain contingent rental provisions based on sales volume at retail stores and some equipment leases contain contingent rental provisions based on miles traveled for tractors and trailers. Contingent rental expense associated with our capital leases and sublease income was not material to our consolidated financial statements.

        Capitalized leases were calculated using interest rates appropriate at the inception of each lease. A summary of real property utilized by us under capital leases at January 3, 2004 and December 28, 2002 is as follows:

(In thousands)
	2003	2002
Investments in leased property
under capital leases	$24,273	$18,710
Less accumulated amortization	(1,820)	(5,075)

Property under capital leases,	$22,453	$13,635
net

        As previously discussed, we recorded an impairment charge of $1,815,000 in 2003 related to our capital lease assets. Amortization of leased property under capital leases, included in depreciation and amortization, amounted to $1,444,000, $1,023,000 and $619,000 in fiscal years 2003, 2002 and 2001, respectively.

        The following is a schedule of future minimum lease payments under capital leases and subleases and the present value of such payments as of January 3, 2004:

(In thousands)
	Capital Lease Obligations	Capital Sublease Receivables
2004	$6,572	$3,794
2005	6,614	3,803
2006	6,525	3,698
2007	6,509	3,650
2008	6,423	3,525
2009-2022	70,775	39,562

Total minimum lease payments	103,418	58,032
Less interest	(42,194)	(23,293)

Present value of minimum
lease payments and amounts
receivable	61,224	34,739
Less current portion	(2,367)	(1,443)

Long-term obligations and
receivable	$58,857	$33,296

        The following is a schedule of future minimum lease payments required under operating leases for retail stores, transportation equipment, corporate office space and office equipment that have noncancelable operating lease terms in excess of one year as of January 3, 2004:

(In thousands)
2004	13,693
2005	13,073
2006	12,302
2007	11,914
2008	11,316
2009-2022	68,981

$131,279
Total minimum lease payments
Less minimum amounts receivable
under noncancelable subleases	(81,945)

Net minimum lease payments	$49,334

        Rental expenses, net of rental income from subleases, for all operating leases amounted to $7,393,000, $7,024,000 and $6,166,000 in fiscal years 2003, 2002 and 2001, respectively. These amounts include $1,271,000, $1,187,000 and $1,278,000, respectively, for contingent rentals.

Note 9
Stock Option Plans

        We have stock option plans which provide for the grant of either incentive or nonqualified stock options to key employees and nonqualified options to our independent directors. The exercise price of each option is equal to the market price of our stock on the date of grant. Options granted prior to year 2000, are exercisable for seven years from the date of grant. Options granted beginning in January 2000, are exercisable for ten years from the date of grant. The options granted to our key employees vest ratably over the first three years and the options granted to our independent directors vest immediately. Such vesting may be accelerated by the Stock Option Committee of the Board of Directors or upon a change in control of FBI, as defined by the plans.

        The fair values of each option granted in 2003, 2002 and 2001 were $3.81, $5.45 and $3.85, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001:

(In thousands)
	2003	2002	2001
Dividend yield	2.42%	2.35%	2.25%
Expected volatility	32.46%	31.13%	28.22%
Risk-free interest rate	3.74%	4.39%	5.05%
Expected term of grant	7.0 years	6.5 years	7.0 years

        As of January 3, 2004, no incentive stock options have been granted. Following is a summary of the status of nonqualified stock options for the fiscal years 2003, 2002 and 2001:

(In thousands)	Number Of Shares	Weighted Average Exercise Prices
Shares under option at
December 30, 2000	602,700	12.85
Granted	332,000	12.56
Exercised	(117,000	9.22
Forfeited	(189,000	14.38

Shares under option at
December 29, 2001	628,700	12.91
Granted	174,000	18.22
Exercised	(65,700	11.75
Forfeited	(20,167	14.87

Shares under option at
December 28, 2002	716,833	14.25
Granted	219,000	12.61
Exercised	(55,667	12.15
Forfeited	(209,999	14.36

Shares under option at
January 3, 2004	670,167	13.54

The range of options outstanding at January 3, 2004 is as follows:

Price Range per Share	$9.33-$12.00	$13.75-$18.85	Total
Number of options
outstanding	363,500	306,667	670,167
Weighted average
exercise price
outstanding	$11.12	$16.40	$13.54
Number of options
exercisable	250,167	197,334	447,501
Weighted average
exercise price
exercisable	$11.58	$16.25	$13.64
Weighted average
remaining
contractual
life (in years)	7.67	6.65	7.20

        When options are exercised, we realize certain income tax benefits. These benefits resulted in a decrease in current income taxes payable and a corresponding increase in additional paid-in capital.

        Our nonqualified stock options were exercisable at weighted average per share prices of $13.64, $13.94 and $14.15 at January 3, 2004, December 28, 2002 and December 29, 2001, respectively.

Note 10
Common Stock

        On October 11, 2001, the Board of Directors declared a dividend of one common share purchase right for each outstanding share of our common stock, par value $.05. The dividend was payable on November 23, 2001 to the shareholders of record on November 9, 2001. The rights will be exercisable only if a person or group acquires 20% or more of our common stock or announces a tender offer, consummation of which would result in ownership by a person or group of 20% or more of the common stock. Each right will initially entitle shareholders to buy one share of our common stock at an initial exercise price of $50.00 per share, subject to adjustment. The rights do not have any voting rights or receive dividends and may be redeemed at a price of $.001 per right. If any person becomes a 20% or more shareholder of FBI, each right, other than those owned by the 20% shareholder, will (subject to certain limitations) entitle its holder to purchase, at the rights’ then-current exercise price, a number of common shares of FBI or of the acquirer having a market value at that time of twice the rights’ per share exercise price. The Board of Directors is also authorized to reduce the 20% threshold to not less than 10%. The rights expire on November 9, 2011, subject to extension.

Note 11
Earnings (loss) Per Share

        Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings(loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding and common stock equivalents during the year. Common stock equivalents used in computing diluted earnings (loss) per share related to stock options which, if exercised, would have a dilutive effect on earnings (loss) per share. We had antidilutive shares for 2003, 2002 and 2001 of 670,167, 174,000 and 217,500, respectively.

        Our calculations of earnings (loss) per share-basic and earnings (loss) per share-diluted were as follows:

(In thousands)
	2003	2002	2001
Net earnings (loss)
available for common
shareholders	$(473)	$8,045	$7,636
Weighted average
shares outstanding	5,019	5,150	5,228
Earnings (loss) per
share-basic	$(0.09)	$1.56	$1.46

Net earnings (loss)
available for common
shareholders	$(473)	$8,045	$7,636
Weighted average
shares outstanding	5,019	5,150	5,228
Stock options'
dilutive effect	--	81	41
Weighted average
shares and
equivalents
outstanding	5,019	5,231	5,269
Earnings (loss) per
share-diluted	$(0.09)	$1.54	$1.45

Note 12
Segment Reporting

        Our operations are classified into two reportable business segments, wholesale and retail. The operational performance of both wholesale and retail segments are managed and evaluated by management.

        The wholesale segment represents our business activities relating to food wholesale distribution. At January 3, 2004, we provided products to 73 franchised units, 28 corporate stores and a number of independent retail stores. The wholesale segment includes warehousing, transportation, manufacturing and other logistical functions, and derives its revenues primarily from the sale of groceries, produce, dairy, meat and cigarette products to our franchised, corporate and independent retail customers. Topco LLC was a major supplier to our wholesale segment in 2003 providing nearly 13.0% of total inventory for each of the last three years. Inventory purchases from Topco for 2003, 2002 and 2001 were $67,379,000, $58,193,000 and $55,703,000, respectively. The retail segment relates to our retail supermarket activities. Revenues are realized through the sale of groceries, dairy, produce, meat, bakery, deli and other merchandise by our corporate retail stores to retail consumers.

        The accounting policies of the two segments are the same as those described in the Summary of Significant Accounting Policies. Our management utilizes several measurement tools in evaluating each segment’s performance and each segment’s resource requirements. However, the principal measurement tools are consistent with our consolidated financial statements and accordingly are reported on a similar basis. Wholesale operating profits on sales through our corporate stores are allocated to the retail segment. The “corporate” heading includes corporate-related items, principally cash and equivalents. As it relates to operating income, the “corporate” heading includes corporate-related items allocated to the appropriate segments.

        Summarized financial information concerning our reportable segments is shown in the following table:

(In thousands)
Sales	2003	2002	2001
Wholesale sales	$500,647	$471,635	$451,934
Inter/Intracompany
Sales	(173,599)	(157,768)	(143,156)

Net wholesale sales	327,048	313,867	308,778
Retail sales	330,909	305,208	265,454

Total	$657,957	$619,075	$574,232

Earnings (loss) before income taxes	2003	2002	2001
Wholesale	$5,833	$9,286	$8,523
Retail	(4,877)	5,692	4,552

Total operating income
	956	14,978	13,075
Interest income	144	111	605
Interest expense	(2,400)	(1,982)	(1,368)

Earnings (loss) before
income taxes	$(1,300)	$13,107	$12,312

Capital Expenditures	2003	2002	2001
Wholesale	$1,882	$4,282	$1,569
Retail	8,332	4,408	3,175
Corporate	2,497	4,983	1,439

Total	$12,711	$13,673	$6,183

Depreciation and Amortization	2003	2002	2001
Wholesale	$1,505	$1,112	$958
Retail	6,031	4,990	5,281
Corporate	1,655	1,669	674

Total	$9,191	$7,771	$6,913

Identifiable Assets	2003	2002	2001

Wholesale	$45,001	$45,181	$38,556
Retail	86,258	73,442	69,403
Corporate	50,429	52,550	30,361

Total	$181,688	$171,173	$138,320

Unaudited Quarterly Financial Information

        We generally include sixteen weeks in our first quarter and twelve weeks in each subsequent quarter. In fiscal year 2003, the fourth quarter consisted of thirteen weeks. Summarized quarterly and annual financial information for fiscal years 2003 and 2002 follows:

(Dollars and shares in thousands, except per share data)	Fiscal Year Ended January 3, 2004
	First	Second	Third	Fourth	Year
Net sales	$187,670	$152,172	$152,614	$165,501	$657,957
Gross profit	38,175	29,844	29,410	32,721	130,150
Net earnings (loss)	1,927	1,648	684	(4,732)	(473)
Earnings (loss) per share - basic	0.38	0.33	0.14	(0.96)	(0.09)
Earnings (loss) per share - diluted	0.38	0.33	0.14	(0.96)	(0.09)
Weighted average shares and
equivalents outstanding	5,095	5,063	5,058	4,953	5,019

(Dollars and shares in thousands, except per share data)	Fiscal Year Ended December 28, 2002
	First	Second	Third	Fourth	Year
Net sales	$184,139	$146,921	$141,860	$146,155	$619,075
Gross profit (1)	36,607	28,954	28,300	28,771	122,632
Net earnings	1,914	1,910	1,443	2,778	8,045
Earnings per share - basic	0.37	0.37	0.28	0.54	1.56
Earnings per share - diluted	0.36	0.36	0.28	0.54	1.54
Weighted average shares and
equivalents outstanding	5,265	5,270	5,207	5,175	5,231

(1)     In accordance with guidance under Emerging Issues Task Force (“EITF”) No. 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor,” certain fiscal 2002 amounts previously reported have been reclassified to conform to the fiscal -year 2003 presentation.

Common Stock Information

        Our common stock is traded over-the-counter on the Nasdaq Stock Market under the symbol FRSH. There are approximately 2,100 shareholders of our common stock. An analysis of high and low stock prices by quarter for the last three years is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
	High	Low	High	Low	High	Low	High	Low	High	Low
2003	$17.75	$12.15	$14.75	$12.76	$14.90	$12.15	$14.11	$ 9.05	$17.75	$ 9.05
2002	21.53	16.33	18.72	16.71	17.30	13.46	15.61	13.29	21.53	13.29
2001	13.00	9.75	14.75	11.75	16.75	13.70	18.99	14.00	18.99	9.75

        Cash dividends paid per share were:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2003	$0.09	$0.09	$0.09	$0.09	$0.36
2002	0.09	0.09	0.09	0.09	0.36
2001	0.09	0.09	0.09	0.09	0.36

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        On June 25, 2002, our Board of Directors, upon a recommendation made by our Audit Committee, dismissed Arthur Andersen, LLP (“Andersen”) as our independent auditor and selected KPMG LLP (“KPMG”) as our independent auditor for our fiscal year ending December 28, 2002.

        During the years ended December 29, 2001 and December 30, 2000 and through June 25, 2002, there were not any disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K have occurred during the time that Andersen had been engaged as our independent auditor.

        Andersen’s audit reports on our consolidated financial statements as of and for the years ended December 29, 2001 and December 30, 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

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

Item 9A.  Controls and Procedures.

a.	Evaluation of disclosure controls and procedures

Based on their respective evaluation as of the end of the period covered by this Annual Report on Form 10-K, our acting principal executive officer, Michael R. Houser, and chief financial officer, John H. Dahly, have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.	Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the fourth quarter of 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.  Directors and Executive Officers of the Company.

        Pursuant to Instruction G, the information required by this Item (other than such information regarding executive officers which appears in Item 1A hereof and information required by Item 405 of Regulation S-K, which is inapplicable) is incorporated by reference from information included under the caption entitled “Election of Directors” set forth in our definitive Proxy Statement for our 2004 annual meeting of shareholders (our “Proxy Statement”). Our Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our fiscal year.

        Our Board of Directors has an Audit Committee, consisting of Walter G. Winding, III (Chairman), G. William Dietrich and R. Bruce Grover, each of whom is an “independent” director, as defined by Nasdaq and the Securities and Exchange Commission. Mr. Dietrich is an “audit committee financial expert,” as defined by the Securities and Exchange Commission.

        We have adopted a written code of conduct that applies to all of our non-union employees. A copy of our code of conduct is available free of charge on our corporate web site at http://www.fresh-brands.com/Investorfame.html. No amendments to, or waivers from, our code of conduct have been made. If, in the future, we amend, or grant waivers to, our code of conduct, we will make information regarding such amendments or waivers available on our corporate web site http://www.fresh-brands.com/Investorfame.html for a period of at least 12 months.

Item 11.  Executive Compensation.

        Pursuant to Instruction G, the information required by this Item is incorporated by reference from information included under the caption entitled “Executive Compensation” set forth in our Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

        The following table lists certain information about our two stock option plans, our 1995 Equity Incentive Plan and our 2001 Nonemployee Director Stock Option Plan, both of which were approved by our shareholders:

Number of securities to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
670,167	$ 13.54	618,766

        Pursuant to Instruction G, the other information required by this Item is incorporated herein by reference from information included under the captions entitled “Stock Ownership of Management and Others” and “Election of Directors” set forth in our Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

        Pursuant to Instruction G, information required by this Item is incorporated by reference from information under the captions entitled “Compensation Committee and Stock Option Committee Interlocks and Insider Participation” and “Certain Transactions” set forth in our Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

        Pursuant to Instruction G, the other information required by this Item is incorporated herein by reference from information included under the caption entitled “Our Independent Auditors” set forth in our Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	The following documents are filed as a part of this Form 10-K:

(1) Financial Statements. The information required by this item is set forth in “Item 8. Financial Statements and Supplementary Data” above.

(2) Financial Statement Schedules.

Form 10-K Page Reference:
Independent Auditors' Report	F-1
Schedule II - Valuation and Qualifying Accounts and Reserves	F-2

        All other schedules have been omitted as not required or not applicable, or the information required to be shown thereon is included in the financial statements and related notes.

(3) Exhibits. The exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index included herein.

(b)	Reports of Form 8-K.

We filed a current report on Form 8-K, dated November 4, 2003, pursuant to Item 12 with respect to our press release announcing our quarterly financial results for the reporting period ended October 4, 2003.

We filed a current report on Form 8-K, dated November 14, 2003, pursuant to Item 12 with respect to our press release correcting the previously announced third quarter financial results.

We filed a current report on Form 8-K dated November 17, 2003, pursuant to Item 9 with respect to our press release announcing the commencement of our search for a new President and Chief Executive Officer and the termination of our relationship with Elwood F. Winn, our former President and Chief Executive Officer.

We filed a current report on Form 8-K dated December 17, 2003, pursuant to Item 9 with respect to our press release announcing the hiring of John H. Dahly as our Executive Vice President, Chief Financial Officer, Secretary and Treasurer, and Louis E. Stinebaugh as our Executive Vice President – Operations.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH BRANDS, INC.
Date: March 18, 2004	By: /s/ John H. Dahly
John H. Dahly, Executive Vice President,
Chief Financial Officer, Secretary and
Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed as of the date above by the following persons on behalf of us in the capacities indicated.

By: /s/ Walter G. Winding	By: /s/ Michael R. Houser
Walter G. Winding, III, Chairman of Board	Michael R. Houser, Vice Chairman of
and Director	the Board, Executive Vice President
and Director
By: /s/ John H. Dahly	By: /s/ R. Bruce Grover
John H. Dahly, Executive Vice President, Chief	R. Bruce Grover, Director
Financial Officer, Secretary and Treasurer
By: /s/ Steven R. Barth	By: /s/ G. William Dietrich
Steven R. Barth, Director	G. William Dietrich, Director
By: /s/ Bruce J. Olson
Bruce J. Olson, Director

S-1

Independent Auditors' Report

The Board of Directors
Fresh Brands, Inc.:

Under date of February 26, 2004, except as to paragraphs 4 and 5 of note 4, which are as of March 18, 2004, we reported on the consolidated balance sheets of Fresh Brands, Inc. and subsidiaries (the Company) as of January 3, 2004 and December 28, 2002, and the related consolidated statements of operations, shareholders’ investment, and cash flows for each of the years in the three-year period ended January 3, 2004, which report appears in the January 3, 2004 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Milwaukee, Wisconsin
February 26, 2004, except as to paragraphs 4 and 5 of note 4, which are as of March 18, 2004

F-1

FRESH BRANDS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE FISCAL YEARS 2003, 2002 AND 2001

Allowance for Doubtful Accounts —

        Changes in the allowance for doubtful accounts are summarized as follows:

	2003	2002	2001
Balance, beginning of year	$4,505,000	$3,450,000	$3,850,000
Provision charged to earnings	6,292,000	1,474,000	2,080,000
(Writeoffs), net	(4,945,000)	(419,000)	(2,480,000)

Balance, end of year	$5,852,000	$4,505,000	$3,450,000

See Accompanying Independent Auditors’ Report.

F-2

EXHIBIT INDEX

FRESH BRANDS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 3, 2004

Exhibit No.                  Description

3.1	Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to our Form S-4 filed on April 27, 2001.

3.2	Bylaws, as amended and restated.

4.1	Restated Articles of Incorporation, as amended (included as Exhibit 3.1).

4.2	Rights Agreement, dated as of October 12, 2001, among Fresh Brands, Inc. and Firstar Bank, N.A. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Fresh Brands, Inc., dated as of October 12, 2001 (Commission File No. 000-32825).

4.3	Amendment to Rights Agreement, dated as of August 19, 2002 among Fresh Brands, Inc. and American Stock Transfer & Trust Company. Incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K for the period ended December 28, 2002.

4.4	Credit Agreement, dated as of March 18, 2004, among Fresh Brands, Inc., LaSalle Bank National Association, as Administrative Agent, Co-Lead Arranger and Lender and U.S. Bank National Association, as Documentation Agent, Co-Lead Arranger and Lender.

As summarized in Notes 4 and 8 of the Notes to Financial Statements in Item 8, we have various other outstanding long-term debt and capital lease obligations. None of such other obligations individually exceeds 10% of our total assets. We hereby agree to furnish to the Commission, upon its request, a copy of each instrument with respect to such obligations.

10.1	Master Franchise Agreement, dated April 23, 1982, between Commodores Point Terminal Corporation and Piggly Wiggly Corporation. Incorporated by reference to Exhibit 10.1 to Schultz Sav-O Stores, Inc.‘s Annual Report on Form 10-K for the year ended January 1, 1982.

10.2	Agreement, dated August 1, 1982, between Schultz Sav-O Stores, Inc. and Commodores Point Terminal Corporation. Incorporated by reference to Exhibit 10.2 to Schultz Sav-O Stores, Inc.‘s Annual Report on Form 10-K for the year ended January 1, 1982.

E-1

Exhibit No.                  Description

10.3	Amendment to Master Franchise Agreement, dated October 15, 1982, between Schultz Sav-O Stores, Inc. and Piggly Wiggly Corporation. Incorporated by reference to Exhibit 10.3 to Schultz Sav-O Stores, Inc.‘s Annual Report on Form 10-K for the year ended January 1, 1982.

10.4	Amendment No. 2 to Piggly Wiggly Master Franchise Agreement, dated June 3, 1998, between Schultz Sav-O Stores, Inc. and Piggly Wiggly Corporation. Incorporated by reference to Exhibit 10.2 to Schultz Sav-O Stores, Inc.'s Quarterly Report on Form 10-Q for the period ended April 25, 1998.

10.5	Form of Key Executive Employment and Severance Agreement, dated as of January 31, 2002, between Fresh Brands, Inc. and Michael R. Houser and dated as of December 15, 2003 between Fresh Brands, Inc. and John H. Dahly and Louis E. Stinebaugh. Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the period ended December 29, 2001. This agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.

10.6	Key Executive Severance Agreement, dated as of January 31, 2002, between Fresh Brands, Inc. and Walter G. Winding. Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the period ended December 29, 2001. This agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.

10.7	Termination and Severance Agreement and Mutual Release, dated as of November 14, 2003, between Fresh Brands, Inc. and Elwood F. Winn. This agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.

10.8	Form of Key Executive Employment and Severance Agreement dated as of January 31, 2002, between Fresh Brands, Inc. and Thomas J. Timler. Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the period ended December 29, 2001. This agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.

10.9	Membership and Licensing Agreement dated August 1, 1973 by and between Topco Associates, Inc. (Cooperative) and Schultz Sav-O Stores. Incorporated by reference to Exhibit 10.6 to Schultz Sav-O Stores, Inc.‘s Annual Report on Form 10-K for the year ended December 30, 1996.

10.10	Articles of Incorporation of Topco Associates, Inc. (Cooperative). Incorporated by reference to Exhibit 10.12 to Schultz Sav-O Stores, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1988.

10.11	Bylaws of Topco Associates, Inc. (Cooperative), as amended through June 7, 1996. Incorporated by reference to Exhibit 10.8 to Schultz Sav-O Stores, Inc.'s Annual Report on Form 10-K for the year ended December 30, 1996.

E-2

Exhibit No.                  Description

10.12	1995 Equity Incentive Plan, as amended and restated as of December 14, 2000. Incorporated by reference to Exhibit 10.13 to Schultz Sav-O Stores, Inc.‘s Form 10-K for the year ended December 30, 2000. This plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.

10.13	Form of Nonqualified Stock Option Agreement under 1995 Equity Incentive Plan. Incorporated by reference to Exhibit 10.14 to our Form 10-K for the year ended December 28, 2002. This form of agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.

10.14	Fresh Brands Distributing, Inc. Executive Benefit Restoration Plan. Incorporated by reference to Exhibit 10.10 to Schultz Sav-O Stores, Inc.‘s Annual Report on Form 10-K for the year ended January 2, 1999. This Plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.

10.15	2001 Nonemployee Director Stock Option Plan, as adopted by the Board of Directors as of December 14, 2000. Incorporated by reference to Exhibit 10.19 to our Form S-4 filed on April 27, 2001. This plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.

10.16	Form of Nonqualified Stock Option Agreement under 2001 Nonemployee Director Stock Option Plan. Incorporated by reference to Exhibit 10.20 to our Form S-4 filed on April 27, 2001. This form of agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.

21	Our subsidiaries.

23	Consent of KPMG LLP.

31	Certifications by the acting principal executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the acting principal executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year and, upon such filing, incorporated by reference herein to the extent indicated in this Form 10-K).

E-3