Form 10-Q
period 2004-04-24
FRESH BRANDS INC
filed 2004-06-03
CIK 1135431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 24, 2004

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

As of May 28, 2004, 4,913,414 shares of Common Stock, $0.05 par value, were issued and outstanding.

FRESH BRANDS, INC.

FORM 10-Q INDEX

		PAGE NUMBER
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Earnings	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11
Item 3	Quantitative and Qualitative Disclosures
	about Market Risk	18
Item 4	Procedures and Controls	19
PART II	OTHER INFORMATION
Item 2	Changes in Securities and Use of Proceeds	20
Item 6	Exhibits and Reports on Form 8-K	20
Signatures		21

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

FRESH BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands)
Assets	April 24, 2004	January 3, 2004
Current assets:
Cash and equivalents	$14,025	$6,260
Receivables, net	10,244	12,520
Inventories	38,191	33,675
Land and building under development	546	4,926
Other current assets	5,770	5,252
Deferred income taxes	4,312	5,529

Total current assets	73,088	68,162

Noncurrent receivable under capital subleases	23,539	33,296
Property and equipment, net	39,118	31,233
Property under capital leases, net	35,496	22,453
Goodwill, net	21,455	20,280
Other noncurrent assets, net	6,183	6,264

Total assets	$198,879	$181,688

Liabilities and Shareholders' Investment

Current liabilities:
Accounts payable	$34,376	$36,251
Accrued liabilities	15,739	12,785
Current obligations under capital leases	2,544	2,367
Current maturities of consolidated franchise debt	2,248	--
Current maturities of long-term debt	278	316

Total current liabilities	55,185	51,719

Long-term obligations under capital leases	62,376	58,857
Long-term debt under revolving line of credit	22,600	17,150
Long-term debt of consolidated franchises	8,263	--
Other long-term debt	596	677
Deferred income taxes	327	1,661
Other noncurrent liabilities, net	345	1,116
Minority interests	329	--
Shareholders' investment:
Common stock, $0.05 par value, authorized 20,000,000 shares,
issued 8,750,342 shares	438	438
Additional paid-in capital	15,575	15,575
Retained earnings	78,056	79,750
Treasury stock at cost, 3,836,928 shares as of April 24, 2004 and
3,841,191 shares as of January 3,2004	(45,211)	(45,255)

Total shareholders' investment	48,858	50,508

Total liabilities and shareholders' investment	$198,879	$181,688

See notes to condensed consolidated financial statements.

FRESH BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

(In thousands, except per share data)
	For the 16-weeks ended
	April 24, 2004	April 19, 2003
Net sales	$200,569	$174,792
Cost of products sold	157,119	139,575

Gross profit	43,450	35,217
Selling, general and administrative expenses	39,582	28,080
Depreciation and amortization	3,736	2,462

Operating income	132	4,675
Interest expense net	(1,004)	(587)
Interest expense of consolidated franchisees, net	(368)	--

Earnings (loss) from continuing operations before income tax	(1,190)	4,088
Income tax provision (benefit)	(524)	1,595

Net earnings (loss) from continuing operations	(666)	2,493
Minority interest in loss of consolidated franchises	50	--
Discontinued operations	(892)	(566)

Cumulative effect of change in accounting principle	(136)	--

Net earnings (loss)	$(1,694)	$1,927

Net earnings (loss) per basic share:
Earnings (loss) from continuing operations	$(0.13)	$0.49
Loss from discontinued operations	(0.18)	(0.11)
Cumulative effect of change in accounting principle	(0.03)	--

Net earnings (loss) per basic share	$(0.34)	$0.38

Net earnings (loss) per diluted share:
Earnings (loss) from continuing operations	$(0.13)	$0.49
Loss from discontinued operations	(0.18)	(0.11)
Cumulative effect of change in accounting principle	(0.03)	--

Net earnings (loss) per diluted share	$(0.34)	$0.38

Weighted average shares and equivalents outstanding:
Basic	4,912	5,057
Diluted	4,912	5,095

Cash dividends paid per share of common stock	$--	$.09

See notes to condensed consolidated financial statements.

FRESH BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(In thousands)
	For the 16-weeks ended
	April 24, 2004	April 19, 2003
Cash flows from operating activities:
Net (loss) earnings	$(1,694)	$1,927
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	3,757	2,600
Deferred income taxes	(29)	--
Minority interest	(50)	--
Cumulative effect of change in accounting principles	136	--
Changes in assets and liabilities:
Receivables, net	446	(4,816)
Inventories	2,384	756
Other current assets	(33)	589
Accounts payable	(4,477)	(769)
Accrued liabilities	1,189	(1,786)

Net cash flows provided by (used in) operating activities	1,629	(1,499)

Cash flows from investing activities:
Capital expenditures	(2,153)	(2,083)
Expenditures for land and buildings under development	(2,050)	(3,621)
Proceeds from sale of land and buildings under development	6,430	6,612
Receipt of principal amounts under capital subleases	365	333

Net cash flows provided by investing activities	2,592	1,241

Cash flows from financing activities:
Net change in revolver activity	5,450	2,150
Principal payments on capital lease obligations	(754)	(583)
Principal payments of consolidated franchise debt	(548)	--
Deferred financing costs	(512)	--
Distributions to minority interests	(132)	--
Principal payments on long-term debt	(120)	(132)
Payment of cash dividends	--	(454)
Payment for acquisition of treasury stock	--	(1,658)
Exercise of stock options	--	601
Other financing activities	45	30

Net cash flows provided by (used in) financing activities	3,429	(46)

Cash and equivalents:
Net change	7,650	(304)
Cash of consolidated franchises at beginning of period	115	--
Balance, beginning of period	6,260	14,250

Balance, end of period	$14,025	$13,946

Supplemental cash flow disclosures:
Interest paid	$1,381	$605
Income taxes (refunded) paid	(1,500)	752

See notes to condensed consolidated financial statements.

FRESH BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

        The condensed consolidated financial statements included herein have been prepared by us without audit. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, we believe that the disclosures are adequate to make the information presented not misleading. The interim financial statements furnished with this report reflect all adjustments (consisting of a normal recurring nature), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our Form 10-K for the fiscal year ended January 3, 2004.

        Annually, our fiscal year ends on the Saturday closest to December 31. As such, the current fiscal year is a 52-week period while the prior year was a 53-week period. Consistent with 2003, our first quarter of 2004 is comprised of 16-weeks and the second and third quarters consisting of 12-weeks each. The fourth quarter for 2004 is made up of 12-weeks but the fourth quarter of 2003 consisted of 13-weeks.

        Certain 2003 amounts have been reclassified to conform to the presentation for 2004.

(2) Consolidation of Certain Franchisees

        In December 2003, the FASB issued revised Interpretation No. 46 (FIN 46R), “Consolidation of Variable Interest Entities – an interpretation of “Accounting Research Bulletin No. 51". FIN 46R is intended to clarify the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. These entities are deemed to be variable interest entities (VIEs) under FIN 46R. The controlling financial interest in a VIE may be achieved through arrangements that do not involve voting interests.

        In the past, we have provided credit enhancements to certain of its franchisees in the form of lease and sublease arrangements and loan guarantees. As a result, we have completed an evaluation of the financial arrangements with our franchises and have concluded that we are required to consolidate 16 of these franchises, primarily as a result of our loan guarantees to these entities. We have adopted the requirement to consolidate these entities as of January 4, 2004. Prior to 2004, we recorded our exposure to losses through these credit enhancement arrangements through our provisions for bad debts. The cumulative-effect adjustment of $136,000 represents the difference between consolidating these entities as January 4, 2004 and the allowance for doubtful accounts that was provided for these franchises at that date.

        The following table reflects the impact of consolidating the accounts of the entities as of January 4, 2004:

(In thousands)
	Fresh Brands, Inc.	Consolidated Franchises	Eliminations	Adjusted Balances
Current assets	$68,162	$8,216	$(3,640)	$72,738
Noncurrent receivable under capital
subleases	33,296	--	(9,349)	23,947
Property and equipment, net	31,233	8,762	--	39,995
Property under capital leases, net	22,453	9,173	--	31,626
Goodwill	20,280	1,175	--	21,455
Other noncurrent assets	6,264	321	(770)	5,815

Total assets	$181,688	$27,647	$(13,759)	$195,576

Current liabilities	$51,719	$12,234	$(5,541)	$58,412
Long-term capital lease obligations	58,857	9,096	(9,096)	58,857
Revolving line of credit	17,150	--	--	17,150
Other long-term debt	677	8,811	--	9,488
Other noncurrent liabilities	2,777	--	(1,991)	786
Minority interests	--	--	511	511
Shareholders' investment	50,508	(2,494)	2,358	50,372

Total liabilities and shareholders'	$181,688	$27,647	$(13,759)	$195,576
investment

        The following table reflects the approximate effect of consolidation of the above entities on our Unaudited Condensed Consolidated Statement of Earnings for the period ended April 24, 2004:

(In thousands)
	Consolidated Franchises	Eliminations	Net Impact
Sales	$32,534	$(16,562)	$15,972
(Loss) income from operations	(110)	432	322
Interest expense, net	(368)	(79)	(447)
Minority interest in earnings of consolidated franchises	50	--	50
(Loss) income from continuing operations	(428)	353	(75)

(3) Retail repositioning reserve

        The following table reflects the changes in the retail repositioning reserve for the 16 weeks ended April 24, 2004:

(In thousands)
	Balance January 3, 2004	Additions	Usage	Balance April 24, 2004
Lease costs	$636	$1,315	$(115)	$1,836

(4) Discontinued Operations

        As a result of closing the 5 stores in May 2004 and the one store in December 2003, we no longer have continuing involvement in those specific markets. Accordingly, the operating results for those closed stores are being reported as discontinued operations.

        The following table reflects the components of discontinued operations:

(In thousands)
	2004	2003
Sales	$8,682	$12,878
Operating loss	(1,598)	(928)
Tax benefit	(706)	(362)

Discontinued operations	$(892)	$(566)

(5) Stock-Based Compensation

        We account for stock-based employee compensation plans under the guidance of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation expense is reflected in net income during the first quarter of 2004 or 2003. The following pro-forma amounts illustrate the effect on net earnings and earnings per share for the first quarter of 2004 and 2003 if we had determined compensation cost based on the fair value at the grant date for stock options using the fair value recognition provisions of Statement of Financial Accounting Standards “SFAS” No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation:

(In thousands, except per share data)
	For the 16-weeks ended
	April 24, 2004	April 19, 2003
Net (loss) earnings
As reported	$(1,694)	$1,927
Pro forma	(1,778)	1,819

(Loss) earnings per share-basic
As reported	$(0.34)	$0.38
Pro forma	$(0.36)	$0.36
(Loss) earnings per share-diluted
As reported	$(0.34)	$0.38
Pro forma	$(0.36)	$0.36

(6) Commitments and Contingent Liabilities

        In addition to the debt of the 16 consolidated franchises pursuant to FIN 46R, we have guaranteed bank loans of 15 franchisees and certain of their affiliates as of April 24, 2004. These guarantees were made to support the business growth of our franchisees and our wholesale operations. The guarantees are for the terms of the loan agreements. Under these guarantees, we generally would be required to make the loan payments if the franchisee defaults on a payment. Generally, the guarantees are secured by corporate indemnification agreements and personal guarantees of the franchisee owner and are substantially collateralized with equipment and inventory, and in certain cases, with buildings. At April 24, 2004 our loss exposure under these guarantees totaled $8,014,000, and we have accrued $345,000, recorded in other long-term liabilities, for the company’s obligations under these guarantees which represent an estimate of the fair value of these guarantees.

(7) Segment Reporting

        Our operations are classified into three segments, wholesale, corporate retail and franchise retail. Our wholesale business derives its revenues primarily from the sale of groceries, produce, dairy, meat and other products to our corporate and franchised supermarkets and independent supermarket customers. We supply grocery, frozen food, produce and general merchandise and health and beauty care to our supermarkets through two distribution centers in Sheboygan, Wisconsin. We also provide our supermarkets with fresh, frozen and processed meats, eggs, dairy and deli items through a third-party distribution facility in Milwaukee, Wisconsin. Additionally, we distribute bakery and deli items made in our Platteville, Wisconsin centralized production facility. For consolidated accounting purposes, we eliminate the wholesale revenues to our corporate and consolidated franchise supermarkets. Our corporate retail business consists of our 24 owned supermarkets. Our retail revenue is generated by our corporate supermarkets selling products, including products purchased from our wholesale segment, to retail consumers. The 16 consolidated franchise supermarkets comprise the franchise retail segment. Wholesale operating profits on sales to our corporate stores are allocated to the corporate retail segment.

        Summarized financial information for the first quarters of 2004 and 2003 concerning our reportable segments is shown in the following tables:

(In thousands)
	For the 16-weeks ended
	April 24, 2004	April 19, 2003
Net Sales

Wholesale	$145,205	$144,192
Corporate Retail	90,373	81,065
Franchise Retail	32,534	--
Intersegment eliminations:
Sales to corporate retail	(50,981)	(50,465)
Sales to franchise retail	(16,562)	--

Total net sales	$200,569	$174,792

	For the 16-weeks ended
	April 24, 2004	April 19, 2003
Earnings (Loss) Before Income Taxes

Wholesale	$982	$3,889
Corporate Retail	(740)	786
Franchise Retail	(110)	--

Total operating income	132	4,675
Interest expense, net	(1,004)	(587)
Interest expense of consolidated
franchises, net	(368)	--
Minority interest in losses of consolidated
franchises	50	--

(Loss ) earnings from continuing operations
before income tax	$(1,190)	$4,088

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        As of April 24, 2004, we owned 29 supermarkets and 2 convenience stores and franchised an additional 77 supermarkets. This compares to 28 owned supermarkets and 74 franchised supermarkets as of April 19, 2003. Twenty of our corporate supermarkets operated under the Piggly Wiggly® banner, 9 of them operated under the Dick’s® Supermarkets banner and all of our franchised supermarkets operated under the Piggly Wiggly banner. We are the primary supplier to all of these supermarkets and also serve as a wholesaler to a number of smaller, independently operated supermarkets and convenience stores. On May 1, 2004 we closed five of the corporate supermarkets operating under the Piggly Wiggly banner the results of which are included in discontinued operations. All of our supermarkets and other wholesale customers are located in Wisconsin, northern Illinois and Iowa.

        Our operations are classified into three segments, wholesale, corporate retail and franchise retail. Our wholesale business derives its revenues primarily from the sale of groceries, produce, dairy, meat and other products to our corporate and franchised supermarkets and independent retail customers. We supply grocery, frozen food, produce, general merchandise and health and beauty care to our supermarkets through two distribution centers in Sheboygan, Wisconsin. We also provide our supermarkets with dairy, fresh, frozen and processed meats, eggs and deli items through a third-party distribution facility in Milwaukee, Wisconsin. Additionally, we distribute items made in our Platteville, Wisconsin centralized bakery/deli production facility. For consolidation accounting purposes, we eliminate the wholesale revenues to our corporate and consolidated franchise supermarkets.

        Our corporate retail business consists of the 24 corporate-owned supermarkets and 2 convenience stores which operate under the Piggly Wiggly and Dick’s Supermarkets banners. We earn our retail revenue by selling products purchased from our wholesale segment and other merchandise to retail consumers. Compared to our wholesale segment, our corporate retail segment generates higher gross profit margins, but has higher operating expenses.

        As discussed in the notes to the condensed consolidated financial statements, we were required to include the financial statements of 16 franchise entities in our consolidated financial statements as of January 4, 2004 even though we have no equity interests in these franchisees. These 16 franchise supermarkets comprise the franchise retail segment. Similar to our corporate retail segment, the franchise retail segment generates higher gross profit margins, but has higher operating expenses compared to our wholesale segment.

Results of Operations

        The following tables set forth certain items from our results of operations for the first quarter of 2004 compared to the first quarter of 2003:

(In thousands)
	For the 16-week period ended
	April 24, 2004	April 19, 2003	Variance
Net sales	$200,569	$174,792	$25,777
Gross profit	43,450	35,217	8,233
Gross margin rate	21.66%	20.15%	1.51%
Selling and administrative expenses	39,582	28,080	(11,502)
Selling and administrative expenses as a percent of net
sales	19.73%	16.07%	(3.66)%
Depreciation and amortization	3,736	2,462	(1,274)
Depreciation and amortization expense as a percent of
net sales	1.86%	1.41%	(0.45)%
Operating income	132	4,675	(4,543)
Operating income as a percent of net sales	0.07%	2.67%	(2.60)%
Interest expense, net	(1,004)	(587)	(417)
Interest expense of consolidated franchisees, net	(368)	--	(368)
Income (loss) from continuing operations before income
taxes	(1,190)	4,088	(5,278)
Income tax (benefit) provision	(524)	1,595
Effective tax rate	44.00%	39.00%
(Loss) income from continuing operations	(666)	2,493	(3,159)
Minority interest in losses	50	--	50
Discontinued operations	(892)	(566)
Cumulative effect of change in accounting principle	(136)	--
Net (loss) income	$(1,694)	$1,927	$(3,621)

        As indicated above, we were required to include the financial statements of 16 franchise entities in our consolidated financial statements as of January 4, 2004. The inclusion of these entities is the primary cause of the significant fluctuations in net sales, gross profit, selling and administrative expenses, and depreciation and amortization in the first quarter of 2004, compared to the first quarter of 2003. A discussion of our operating results by segment follows.

	For the 16-week period ended
(In thousands)	April 24, 2004	April 19, 2003	Variance
Segment information
Wholesale segment
Sales	$145,205	$144,192	$1,013
Operating profit before allocation to corporate retail
segment	1,286	6,022	(4,738)
Operating profit margin	0.89%	4.18%	(3.29)%
Corporate retail segment
Sales	$90,373	$81,065	$9,308
Operating loss before allocation from wholesale segment	(1,044)	(1,347)	305
Operating loss margin	(1.16)%	(1.66)%	0.50%
Franchise retail segment
Sales	$32,534
Operating loss	(110)
Operating loss margin	(0.34)%

Wholesale segment

        Wholesale sales for the first quarter of 2004 increased $1.0 million, or 0.7%, compared to the first quarter of 2003. Late in the first quarter of 2004, we began supplying a new customer that operates four franchised supermarkets. Annualized net wholesale sales to this customer are expected to be approximately $10.0 million. In May 2004, we also began supplying a new single store customer. Annualized net wholesale sales to this customer are expected to be approximately $3 million.

        Wholesale operating profits (before the allocation of wholesale profit to the corporate retail segment) decreased from $6.0 million in 2003 to $1.3 million in 2004 and the operating profit margin declined from 4.18% in 2003 to 0.89% in 2004. The decreases are primarily attributable to the following:

•	Decreases in gross profit of approximately $1.2 million due to higher promotional funding in the first quarter in 2004 to help drive retail sales at both the corporate and franchise supermarkets, and approximately $0.5 million related to a physical adjustment to inventory that was recorded in the first quarter of 2003 for which there was no comparable adjustment in 2004.
•	$1.8 million of charges ($1.1 million after-tax) related to the closure of an underperforming franchise store in March 2004. These charges primarily relate to our lease obligations for this location.
•	$0.4 million increase in charges related to potentially uncollectible franchise receivables, which increased from $0.2 million in 2003 to $0.6 million in 2004. These amounts excluded the provisions related to those franchises that are now consolidated in our results of operations.
•	Additional professional fees of $0.7 million associated primarily with the Company’s project to comply with the provisions of the Sarbanes-Oxley Act and FIN46R.

Corporate retail segment

        Corporate retail sales for the first quarter of 2004 increased $9.3 million, or 11.5%, compared to the first quarter of 2003. The increase was attributable to a comparable store sales increase of 4.5% and 2 new supermarkets and 2 new convenience stores. The comparable stores sales increase was driven by the 2 replacement stores opened in 2003 and the additional promotional efforts in 2004.

        Corporate retail operating losses (before the allocation of wholesale profits) narrowed from $1.3 million in 2003 to $1.0 million in 2004 as our sales increases allowed us to better leverage our operating expenses.

        Some of our supermarkets continue to experience operational challenges. Subject to industry and market conditions and other competitive factors, we do not anticipate any additional supermarket closures during 2004, but we are evaluating other business alternatives, particularly the potential sale of one or more corporate supermarkets, that may occur in 2004. If any of these actions are taken, we may incur significant charges primarily related to asset impairment, lease termination, or severance costs.

Franchise retail segment

        Our franchise retail segment is comprised of 16 franchises that we were required to start consolidating as of January 4, 2004 primarily because of our loan guarantees to these entities and their financial condition at the time the loan guarantees were made. The impact of these entities on income from continuing operations before income taxes is as follows:

(In thousands)

Operating loss	$(110)
Interest expense of consolidated franchises, net	(368)
Minority interest in losses	50

Net impact on consolidated loss before income taxes	$(428)

        Because these entities were consolidated on a prospective basis from January 4, 2004, prior year results for these entities are not included in the 2003 results. Prior to 2004, the exposure to losses related to these entities was recognized through the provisions for bad debts and included in the wholesale segment operating results.

        Franchise retail sales for the first quarter of 2004 increased $2.3 million, or 7.5%, compared to the first quarter of 2003. These increases were driven by the impact of 2 replacement stores completed in 2003, the additional promotional efforts in 2004, and closure of competitive stores in certain markets.

        We believe the operating results for these franchise entities will improve over time with further sales growth and additional operating expense controls. When a franchises’ financial condition improves to a level whereby our loan guarantee is no longer required, we will cease consolidating that franchise entity.

Net earnings

        Interest expense increased by $0.8 million in 2004, compared to 2003, primarily as a result of the additional capital lease obligations entered into in connection with the new and replacement stores and the consolidation of 16 franchise entities pursuant to FIN 46R.

        The effective tax rate for the first quarter of 2004 was 44.0%, compared to 39.0% for the first quarter of 2003, as the impact of permanent tax benefits is expected to be relatively higher in relation to the annual loss for 2004.

        The discontinued operations for 2004 and 2003 include the operating results of the five underperforming stores that were closed in May 2004. The 2003 discontinued operations also include the corporate store that was closed in December 2003. We expect to incur, in the second quarter of 2004, additional charges of approximately $3.6 million ($2.2 million after-tax) relating primarily to its remaining lease obligations for these locations.

        The cumulative effect of accounting change reflects the company’s adoption of the consolidation provisions of FIN 46R as January 4, 2004. The cumulative effect adjustment of $136,000 reflects the difference between consolidating the 16 franchises as of January 4, 2004 and the eliminations of the allowance for doubtful accounts that had been provided for those franchises at that date.

Liquidity and Capital ResourcesSummary

The following tables summarize our cash flow during 2004 and 2003 and other information related to our liquidity and capital resources (in thousands, except for ratios):

	2004	2003
Cash and cash equivalents at beginning of year	$6,260	$14,250
Cash provided by (used in) operating activities	1,629	(1,499)
Cash provided by investing activities	2,592	1,241
Cash provided by (used in) financing activities	3,429	(46)
Cash of consolidated franchises at beginning of
year	115	--

Cash and cash equivalents at end of period	$14,025	$13,946

	April 24, 2004	January 3, 2004
Working capital (current assets minus current liabilities)	$17,093	$16,443
Current ratio (current assets divided by current
liabilities)	1.32:1.00	1.32:1.00
Ratio of total liabilities to shareholders' investment	3.09:1.00	2.60:1.00

        In March 2004, we entered into a new, secured three-year, $40 million revolving credit facility with LaSalle Bank and U.S. Bank. The new credit facility replaced our former unsecured $35.0 million revolving credit facility that was to expire on April 30, 2004. Our new credit facility requires us to pledge all of our assets as collateral and increases our interest rate by 25 to 50 basis points compared to the weighted average interest rate that we paid in 2003. In addition, our new credit facility includes covenants that prohibit us from taking certain other actions. For example, these covenants:

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

        The covenants in our new credit facility also limit our ability to incur additional debt and other obligations, including capital lease obligations. In addition, our new credit facility requires us to comply with the following financial covenants at the end of each quarter:

Financial Covenant	Required Ratio	Ratio as of April 24, 2004
Minimum Fixed Charge Coverage Ratio*	1.25:1	1.64:1
Maximum Total Senior Debt Cash Flow Leverage Ratio*	2.00:1	1.47:1
Minimum Paid Sublease Ratio*	0.90:1	1.00:1

*	Each of these ratios is defined in our revolving credit agreement.

Cash Flows From Operating Activities

        Cash provided by operating activities increased by $3.1 million to $1.6 million in the first quarter of 2004. The increase in cash from operating activities, despite the decrease in net earnings, resulted from several changes in working capital balances. In the first quarter of 2004, we reduced inventory levels by $2.3 million primarily as a result of the reduced inventory levels at the 5 corporate supermarkets that we closed in May 2004. In the first quarter of 2004, we reduced our trade receivables by $0.4 million, compared to the first quarter of 2003 when our trade receivables increased by $4.8 million. Offsetting these changes, we reduced our trade accounts payable balances by $4.5 million in the first quarter of 2004.

Cash Flows From Investing Activities

        Cash from investing activities primarily reflects capital expenditures, which were $2.2 million in the first quarter of 2004, compared to $2.1 million in the first quarter of 2003, and the timing of expenditures and sales proceeds for retail facility projects. Capital expenditures during the first quarter of 2004 included $1.5 million for retail equipment and fixtures related to new store openings, $0.4 million for various other retail store and distribution center improvements, and $0.3 million for corporate office technology and hardware.

        We have used sale and leaseback arrangements to finance substantially all of our retail facility projects. Under these arrangements, we capitalize the costs incurred for land and buildings under development until project completion. Upon completion, the facilities are sold and lease arrangements are established. In the first quarter of 2004, the sale and leaseback for one corporate store was completed and some interim funding was refunded related to the replacement bakery/deli production facility that is under construction. In the first quarter of 2003, sale and leaseback arrangements were completed for one corporate supermarket and one franchise supermarket.

Cash Flows From Financing Activities

        Cash provided by or used in financing activities primarily reflects net borrowings under the Company’s revolving credit facility, payments of capital lease obligations and term debt, and treasury stock transactions. The increase in cash provided by financing activities reflects the increase in revolving credit borrowings and the elimination of stock repurchases in 2004.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this filing are “forward looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we believe, anticipate, expect or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Specifically, forward looking statements include statements about: (a) the amount of additional charges that we expect to record in 2004 related to the five corporate supermarkets that we closed early in our second fiscal quarter; (b) the potential charges that we may incur if we sell one or more of our corporate supermarkets; (c) our belief that the operating results of the franchise entities included in our franchise retail segment will improve in the future due to increased sales and additional operating expense controls; and (d) anticipated increases in our future sales due to our new customers. Such forward looking statements are subject to certain risks and uncertainties that may materially adversely affect our anticipated results. Such risks and uncertainties include, but are not limited to, the following: (1) our increasing capitalized lease and franchise guarantee amounts; (2) the presence of intense competitive market activity in our market areas, including competition from warehouse club stores and deep discount supercenters; (3) the restrictions imposed on us by our revolving credit facility, including restrictions on our ability to enter into additional franchisee guarantees, pay dividends or repurchase our stock; (4) the potential loss of wholesale sales of franchised customers who sell their supermarkets to operators who may not want to operate the supermarkets as our franchisees; (5) the cost advantages that our competitors have as a result of their larger purchasing power and, in many cases, non-union workforces; (6) our ability to identify and convert new franchisee supermarkets; (7) our continuing ability to obtain reasonable vendor marketing funds for promotional purposes; (8) our ability to continue to recruit, train and retain quality franchise and corporate retail supermarket operators; (9) the potential recognition of additional repositioning charges resulting from potential closures, conversions and consolidations of additional retail supermarkets due principally to the competitive nature of the industry and to the quality of our retail supermarket operators; (10) the potential recognition of additional reserves and/or write-offs relating to accounts receivable from our franchise operators; (11) the cost and results of our new business information technology systems replacement project; and (12) the costs to implement the Sarbanes-Oxley Act of 2002. Shareholders, potential investors and other readers are urged to consider these risks carefully in evaluating the forward looking statements made herein and are cautioned not to place undue reliance on such forward looking statements. The forward looking statements made herein are only made as of the date of this filing and we disclaim any obligation to publicly update such forward looking statements to reflect subsequent events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

        Our only variable rate financial instrument subject to interest rate risk is our new $40 million revolving credit facility, which permits borrowings at interest rates based on either the bank’s prime rate or adjusted LIBOR. As a result of the amounts owed pursuant to our revolving credit facility, increases in market interest rates would cause our interest expense to increase and our earnings from continuing operations before income taxes to decrease. Based on our credit facility borrowings as of April 24, 2004, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $226,000. Similarly, a 100 basis point decrease in the market interest rate would reduce our annual interest expense by approximately $226,000.

        We believe that our exposure to other market risks including risks related to changes in foreign currency exchange rates, commodity prices, equity prices, and trade accounts receivable is not significant.

Item 4.	Procedures and Controls

a.	Evaluation of disclosure controls and procedures:

        Based on their respective evaluation as of the end of the fiscal quarter to which this Quarterly Report on Form 10-Q relates, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.	Changes in internal control over financial reporting:

        There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act within the 90 day period prior to the filing date of this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

        On January 5, 2004, we issued 1,839 shares of our Common Stock to our chairman of the board of directors as part of an annual compensation agreement. We issued such shares with our registration under the Securities Act of 1933 in reliance on Section 4(2) of such Act.

        Additionally, as part of our annual compensation to our independent directors, on February 26, 2004, we issued 606 shares of our Common Stock to each of our four non-employee directors that are not otherwise compensated by us for professional services. We issued such shares with our registration under the Securities Act of 1933 in reliance on Section 4(2) of such Act.

        In January 1992, our board of directors instituted a share repurchase plan. Since then, the aggregate amount of our common stock that we can repurchase pursuant to this plan has been increased several times, most recently to its current $30 million limit. During the quarter ended April 24, 2004, we did not repurchase any shares of our common stock. Although the plan does not have any expiration date, due to credit facility restrictions, the recent results of our operations and our focus on reducing our debt, we do not currently anticipate making significant additional repurchases under this plan during 2004.

        Pursuant to covenants in our revolving credit facility, we are prohibited from paying cash dividends on our common stock and are limited in our ability to repurchase our common stock.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31	Certifications by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Periodic Financial Report by the Principal Executive officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We filed a current report on Form 8-K dated March 1, 2004, pursuant to Item 9 thereof, with respect to our press release for the fiscal year ended January 3, 2004 and related disclosure requirements of Regulation FD.

We filed a current report on Form 8-K dated April 23, 2004, pursuant to Item 4 thereof, with respect to the dismissal of KPMG LLP as our independent auditors and the engagement of Deloitte & Touche LLP as our independent auditors for the fiscal year ending January 1, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRESH BRANDS, INC.
Dated: June 2, 2004	By: /s/ Louis E. Stinebaugh
Louis E. Stinebaugh,
President and Chief Operating Officer
Dated: June 2, 2004	By: /s/ John H. Dahly
John H. Dahly,
Executive Vice President, Chief Financial Officer,
Secretary and Treasurer