Form 10-Q
period 2004-07-17
FRESH BRANDS INC
filed 2004-08-26
CIK 1135431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 17, 2004

Commission File Number 000-32825

FRESH BRANDS, INC.
(Exact name of registrant as specified in its charter)

WISCONSIN	39-2019963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2215 Union Avenue Sheboygan, Wisconsin	53081
(Address of principal executive offices)	(Zip Code)

Telephone number, including area code:   (920) 457-4433

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

As of August 23, 2004, 4,927,414 shares of Common Stock, $0.05 par value, were issued and outstanding.

FRESH BRANDS, INC.

FORM 10-Q INDEX

		PAGE NUMBER
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets	3

	Condensed Consolidated Statements of Earnings	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4	Procedures and Controls	20

PART II	OTHER INFORMATION

Item 2	Changes in Securities and Use of Proceeds	21

Item 4	Submission of Matters to a Vote of Security Holders	21

Item 6	Exhibits and Reports on Form 8-K	22

Signatures		23

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

FRESH BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands)
Assets	July 17, 2004	January 3, 2004
Current assets:
Cash and equivalents	$10,908	$6,260
Receivables, net	10,544	12,520
Inventories	34,544	33,675
Land and building under development	391	4,926
Assets held for sale	1,293
Other current assets	10,220	10,781

Total current assets	67,900	68,162

Noncurrent receivable under capital subleases	23,233	33,296
Property and equipment, net	36,471	31,233
Property under capital leases, net	34,854	22,453
Goodwill	21,455	20,280
Other noncurrent assets, net	6,490	6,264

Total assets	$190,403	$181,688

Liabilities and Shareholders' Investment

Current liabilities:
Accounts payable	$33,684	$36,251
Accrued liabilities	17,752	12,785
Current obligations under capital leases	2,600	2,367
Current maturities of consolidated franchise debt	2,038	--
Current maturities of long-term debt	263	316

Total current liabilities	56,337	51,719

Long-term obligations under capital leases	61,749	58,857
Long-term debt under revolving line of credit	16,500	17,150
Long-term debt of consolidated franchises	7,559	--
Other long-term debt	540	677
Other noncurrent liabilities	510	2,777
Minority interests	416	--
Shareholders' investment:
Common stock, $0.05 par value, authorized 20,000,000
shares, issued 8,750,342 shares	438	438
Additional paid-in capital	15,575	15,575
Retained earnings	75,888	79,750
Treasury stock at cost, 3,822,928 shares as of July 17,
2004 and 3,841,191 shares as of January 3, 2004	(45,109)	(45,255)

Total shareholders' investment	46,792	50,508

Total liabilities and shareholders' investment	$190,403	$181,688

See notes to condensed consolidated financial statements

FRESH BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

(In thousands, except per share data)
	For the 12-weeks ended		For the 28-weeks ended
	July 17, 2004	July 12, 2003	July 17, 2004	July 12, 2003
Net sales	$163,157	$139,464	$359,543	$310,900
Cost of products sold	129,762	112,664	283,841	249,748

Gross profit	33,395	26,800	75,702	61,152
Selling and administrative expenses	29,596	21,176	68,269	48,459
Depreciation and amortization	2,705	1,773	6,393	4,186

Operating income	1,094	3,851	1,040	8,507
Interest expense	(589)	(447)	(1,593)	(1,033)
Interest expense of consolidated franchises	(264)	--	(632)	--
Minority interest in earnings of consolidated franchises	(114)	--	(64)	--

Income (loss) from continuing operations before income tax	127	3,404	(1,249)	7,474
Income tax provision (benefit)	50	1,327	(451)	2,904

Income (loss) from continuing operations	77	2,077	(798)	4,570
Loss from discontinued operations, net of tax	(2,245)	(429)	(2,928)	(995)
Cumulative effect of change in accounting principle	--	--	(136)	--

Net income (loss)	$(2,168)	$1,648	$(3,862)	$3,575

Earnings (loss) per basic share:
Income (loss) from continuing operations	$0.02	$0.41	$(0.16)	$0.91
Loss from discontinued operations	(0.46)	(0.08)	(0.60)	(0.20)
Cumulative effect of change in accounting principle	(0.00)	(0.00)	(0.03)	(0.00)

Earnings (loss) per basic share	$(0.44)	$0.33	$(0.79)	$0.71

Earnings (loss) per diluted share:
Income (loss) from continuing operations	$0.02	$0.41	$(0.16)	$0.90
Loss from discontinued operations	(0.46)	(0.08)	(0.60)	(0.20)
Cumulative effect of change in accounting principle	(0.00)	(0.00)	(0.03)	(0.00)

Earnings (loss) per diluted share	$(0.44)	$0.33	$(0.79)	$0.70

Weighted average shares and equivalents outstanding:
Basic	4,914	5,035	4,913	5,048
Diluted	4,914	5,063	4,913	5,081

Cash dividends paid per share of common stock	$--	$0.09	$--	$0.18

See notes to condensed consolidated financial statements

FRESH BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(In thousands)
	For the 28-weeks ended
	July 17, 2004	July 12, 2003
Cash flows from operating activities:
Net income (loss)	$(3,862)	$3,575
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	6,559	4,512
Provisions for store closures	4,359	--
Property and equipment impairment charges	1,422	--
Deferred income taxes	29	--
Minority interest	64	--
Cumulative effect of change in accounting principles	136	--
Changes in assets and liabilities:
Receivables, net	146	(944)
Inventories	5,311	(147)
Other current assets	(948)	64
Accounts payable	(5,167)	(2,563)
Accrued liabilities	(1,281)	1,024

Net cash flows provided by operating activities	6,768	5,521

Cash flows from investing activities:
Capital expenditures	(3,261)	(3,146)
Expenditures for land and buildings under development	(1,895)	(8,305)
Proceeds from sale of land and buildings under development	6,430	6,612
Receipt of principal amounts under capital subleases	641	583

Net cash flows provided by (used in) investing activities	1,915	(4,256)

Cash flows from financing activities:
Net change in revolver activity	(650)	1,450
Principal payments on capital lease obligations	(1,325)	(1,022)
Principal payments of consolidated franchise debt	(1,461)	--
Principal payments on long-term debt	(191)	(192)
Deferred financing costs	(512)	--
Distributions to minority interests	(159)	--
Payment of cash dividends	--	(908)
Payment for acquisition of treasury stock	--	(2,002)
Exercise of stock options	--	674
Other financing activities	148	30

Net cash flows used in financing activities	(4,150)	(1,970)

Cash and equivalents:
Net change	4,533	(705)
Cash of consolidated franchises at beginning of period	115	--
Balance, beginning of period	6,260	14,250

Balance, end of period	$10,908	$13,545

Supplemental cash flow disclosures:
Interest paid	$2,242	$1,059
Income taxes (refunded) paid	(1,500)	926
See notes to condensed consolidated financial statements

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

        In the past, we have provided credit enhancements to certain of our franchisees in the form of lease and sublease arrangements and loan guarantees. As a result, we have completed an evaluation of the financial arrangements with our franchisees and have concluded that we are required to consolidate 16 of these franchisees, primarily as a result of our loan guarantees to these entities. We have adopted the requirement to consolidate these entities as of January 4, 2004. Prior to 2004, we recorded our exposure to losses through these credit enhancement arrangements through our provisions for bad debts. The cumulative-effect adjustment of $136,000 represents the difference between consolidating these entities as January 4, 2004 and the allowance for doubtful accounts that was provided for these franchisees at that date.

The following table reflects the impact of consolidating the accounts of the entities as of January 4, 2004:

(In thousands)
	Fresh Brands, Inc.	Consolidated Franchisees	Eliminations	Adjusted Balances
Current assets	$68,162	$8,216	$(3,640)	$72,738
Noncurrent receivable under capital
subleases	33,296	--	(9,349)	23,947
Property and equipment, net	31,233	8,762	--	39,995
Property under capital leases, net	22,453	9,173	--	31,626
Goodwill	20,280	1,175	--	21,455
Other noncurrent assets	6,264	321	(770)	5,815

Total assets	$181,688	$27,647	$(13,759)	$195,576

Current liabilities	$51,719	$12,234	$(5,541)	$58,412
Long-term capital lease obligations	58,857	9,096	(9,096)	58,857
Revolving line of credit	17,150	--	--	17,150
Other long-term debt	677	8,811	--	9,488
Other noncurrent liabilities	2,777	--	(1,991)	786
Minority interests	--	--	511	511
Shareholders' investment	50,508	(2,494)	2,358	50,372

Total liabilities and shareholders'
investment	$181,688	$27,647	$(13,759)	$195,576

        The following table reflects the effect of consolidation of the above entities on our Unaudited Condensed Consolidated Statement of Earnings for the periods ended July 17, 2004:

(In thousands)
For the 12-weeks ended July 17, 2004	Consolidated Franchisees	Eliminations	Net Impact
Sales	$27,796	$(13,284)	$14,512

Operating income	226	332	558
Interest expense	(264)	(32)	(296)
Minority interest in earnings of consolidated franchises	(114)	--	(114)

Income (loss) from continuing operations	$(152)	$300	$148

(In thousands)
For the 28-weeks ended July 17, 2004	Consolidated Franchisees	Eliminations	Net Impact
Sales	$60,331	$(29,846)	$30,485

Operating income	117	764	881
Interest expense	(632)	(111)	(743)
Minority interest in earnings of consolidated franchises	(64)	--	(64)

Income (loss) from continuing operations	$(579)	$653	$74

(3)   Retail Repositioning Reserve

        We estimate repositioning and termination expenses associated with the closure, replacement, or disposal of stores in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table reflects the changes in the retail repositioning reserve for the 28 weeks ended July 17, 2004:

(In thousands)
	Balance January 3, 2004	Provision	Usage	Balance July 17, 2004
Lease costs	$636	$4,359	$(503)	$4,492

        The provisions were charged to our operating segments or discontinued operations as follows:

(In thousands)
	For the 12-weeks ended July 17, 2004	For the 28-weeks ended July 17, 2004
Operating segments:
Wholesale	$--	$1,315

Discontinued operations	3,044	3,044

Total provision	$3,044	$4,359

(4)   Discontinued Operations

        During the second quarter of 2004, we decided to sell our three remaining corporate Piggly Wiggly stores in Illinois and have entered into sales agreements that are expected to close in the third quarter of 2004. We will no longer supply one of the stores and, as a result, its results of operations have been reclassified as discontinued operations. The assets of this store held for sale as of July 17, 2004 include inventory of $719,000 and net property and equipment of $574,000. We expect to receive proceeds that approximate these book values. The other two stores are being sold to a new franchisee and will continue to be supplied by our wholesale operations. In connection with the sale of these stores, we have recognized an impairment of charge of $1.3 million ($0.8 million after-tax, or $0.16 per diluted share), which has been charged to the corporate retail operating segment.

        Discontinued operations include the operating results of stores that we have closed or sold where we no longer have continuing involvement in those specific markets. They include one store closed in December 2003, five stores closed in May 2004, and one store that we will be selling in August 2004 that we will no longer supply.

        The following table reflects the components of discontinued operations:

(In thousands)
	For the 12-weeks ended		For the 28-weeks ended
	July 17, 2004	July 12, 2003	July 17, 2004	July 12, 2003
Sales	$3,545	$12,708	$16,410	$28,941

Loss from operations	$(636)	$(704)	$(2,048)	$(1,614)
Loss on disposal	(3,044)	--	(3,044)	--

Operating loss	(3,680)	(704)	(5,092)	(1,614)
Income tax benefit	(1,435)	(275)	(2,164)	(619)

Loss from discontinued operations	$(2,245)	$(429)	$(2,928)	$(995)

(5)   Stock-Based Compensation

        We account for stock-based employee compensation plans under the guidance of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation expense is reflected in net income for the second quarter or year-to-date periods of 2004 or 2003. The following pro-forma amounts illustrate the effect on net earnings and earnings per share for the second quarter or year-to-date periods of 2004 and 2003 if we had determined compensation cost based on the fair value at the grant date for stock options using the fair value recognition provisions of Statement of Financial Accounting Standards “SFAS” No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation:

(In thousands, except per share data)
	For the 12-weeks ended		For the 28-weeks ended
	July 17, 2004	July 12, 2003	July 17, 2004	July 12, 2003
Net income (loss)
As reported	$(2,168)	$1,648	$(3,862)	$3,575
Pro forma	(2,237)	1,528	(4,015)	3,347

Earnings (loss) per share-basic
As reported	$(0.44)	$0.33	$(0.79)	$0.71
Pro forma	$(0.46)	$0.31	$(0.82)	$0.67
Earnings (loss) per share-diluted
As reported	$(0.44)	$0.33	$(0.79)	$0.70
Pro forma	$(0.46)	$0.30	$(0.82)	$0.66

(6)   Commitments and Contingent Liabilities

        In addition to the debt of the 16 consolidated franchisees pursuant to FIN 46R, we have guaranteed bank loans of 15 franchisees and certain of their affiliates as of July 17, 2004. These guarantees were made to support the business growth of our franchisees and our wholesale operations. The guarantees are for the terms of the loan agreements. Under these guarantees, we generally would be required to make the loan payments if the franchisee defaults on a payment. Generally, the guarantees are secured by corporate indemnification agreements and personal guarantees of the franchisee owner and are substantially collateralized with equipment and inventory, and in certain cases, with buildings. At July 17, 2004 our loss exposure under these guarantees totaled $6,945,000, and we have accrued $222,000 recorded in other long-term liabilities, for our obligations under these guarantees which represents an estimate of the fair value of these guarantees.

(7)   Segment Reporting

        Our operations are classified into three segments, wholesale, corporate retail and franchise retail. Our wholesale business derives its revenues primarily from the sale of groceries, produce, dairy, meat and other products to our corporate and franchised supermarkets and independent supermarket customers. We supply grocery, frozen food, produce and general merchandise and health and beauty care to our supermarkets through two distribution centers in Sheboygan, Wisconsin. We also provide our supermarkets with fresh, frozen and processed meats, eggs, dairy and deli items through a third-party distribution facility in Milwaukee, Wisconsin. Additionally, we distribute bakery and deli items made in our Platteville, Wisconsin centralized production facility. For consolidated accounting purposes, we eliminate the wholesale revenues to our corporate and consolidated franchise supermarkets. As of July 17, 2004 our corporate retail business consists of our 24 owned supermarkets and 2 convenience stores. Our retail revenue is generated by our corporate supermarkets selling products, including products purchased from our wholesale segment, to retail consumers. The 16 consolidated franchise supermarkets comprise the franchise retail segment.

        Summarized financial information for the second quarter and year-to-date periods of 2004 and 2003 concerning our reportable segments is shown in the following tables:

(In thousands)
	For the 12-weeks ended		For the 28-weeks ended
	July 17, 2004	July 12, 2003	July 17, 2004	July 12, 2003
Net sales

Wholesale	$114,665	$116,749	$259,871	$260,942
Corporate Retail	69,965	60,427	156,155	138,137
Franchise Retail	27,796	--	60,331	--
Intersegment eliminations:
Sales to corporate retail	(35,985)	(37,712)	(86,968)	(88,179)
Sales to franchise retail	(13,284)	--	(29,846)	--

Total net sales	$163,157	$139,464	$359,543	$310,900

	For the 12-weeks ended		For the 28-weeks ended
	July 17, 2004	July 12, 2003	July 17, 2004	July 12, 2003
Income (loss) before income taxes

Wholesale	$2,321	$3,995	$3,063	$9,791
Corporate Retail	(1,785)	(144)	(2,905)	(1,284)
Franchise Retail	226	--	117	--
Intersegment eliminations	332	--	765	--

Total operating income	1,094	3,851	1,040	8,507
Interest expense	(589)	(447)	(1,593)	(1,033)
Interest expense of consolidated
franchises	(264)	--	(632)	--
Minority interest in earnings of
consolidated franchises	(114)	--	(64)	--

Income (loss) from continuing
operations before income tax	$127	$3,404	$(1,249)	$7,474

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        As of July 17, 2004, we owned 24 supermarkets and 2 convenience stores and franchised an additional 77 supermarkets. This compares to 28 owned supermarkets and 74 franchised supermarkets as of July 12, 2003. Fifteen of our corporate supermarkets operate under the Piggly Wiggly® banner, 9 of them operate under the Dick’s® Supermarkets banner and all of our franchised supermarkets operated under the Piggly Wiggly banner. We are the primary supplier to all of these supermarkets and also serve as a wholesaler to a number of smaller, independently operated supermarkets and convenience stores. All of our supermarkets and other wholesale customers are located in Wisconsin, northern Illinois and Iowa.

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

        Our corporate retail business consists of the 23 corporate-owned supermarkets and 2 convenience stores which operate under the Piggly Wiggly and Dick’s Supermarkets banners. We earn our retail revenue by selling products purchased from our wholesale segment and other merchandise to retail consumers. Compared to our wholesale segment, our corporate retail segment generates higher gross profit margins, but has higher operating expenses.

        As discussed in the notes to the condensed consolidated financial statements, we were required to consolidate the financial statements of 16 of our franchise entities in our consolidated financial statements as of January 4, 2004 even though we have no equity interests in these franchises. These 16 franchise entities comprise our franchise retail segment. Similar to our corporate retail segment, our franchise retail segment generates higher gross profit margins, but has higher operating expenses compared to our wholesale segment.

Results of Operations

        The following tables set forth certain items from our results of operations for the second quarter and year-to-date of 2004 compared to the second quarter and year-to-date of 2003:

(In thousands)
	For the 12-weeks ended		For the 28-weeks ended
	July 17, 2004	July 12, 2003	July 17, 2004	July 12, 2003
Net sales	$163,157	$139,464	$359,543	$310,900
Gross profit	33,395	26,800	75,702	61,152
Gross margin rate (1)	20.47%	19.22%	21.06%	19.67%
Selling and administrative expenses	29,596	21,176	68,269	48,459
Selling and administrative expense rate (1)	18.14%	15.18%	18.99%	15.59%
Depreciation and amortization	2,705	1,773	6,393	4,186
Depreciation and amortization expense rate (1)	1.66%	1.27%	1.78%	1.35%
Operating income	1,094	3,851	1,040	8,507
Operating margin rate (1)	0.67%	2.76%	0.29%	2.74%
Interest expense	(589)	(447)	(1,593)	(1,033)
Interest expense of consolidated franchises	(264)	--	(632)	--
Minority interest in earnings	(114)	--	(64)	--
Income (loss) from continuing operations
before income taxes	127	3,404	(1,249)	7,474
Income tax provision (benefit)	50	1,327	(451)	2,904
Effective tax rate	39.4%	39.0%	(36.1)%	38.9%
Income (loss) from continuing operations	77	2,077	(798)	4,570
Discontinued operations	(2,245)	(429)	(2,928)	(995)
Cumulative effect of change in accounting
principle	--	--	(136)	--
Net income (loss)	$(2,168)	$1,648	$(3,862)	$3,575

(1) These amounts are expressed as a percent of net sales.

        As indicated above, we were required to consolidate the financial statements of 16 franchise entities in our consolidated financial statements as of January 4, 2004. The inclusion of these entities is the primary cause of the significant fluctuations in net sales, gross profit, selling and administrative expenses, and depreciation and amortization in the second quarter and year-to-date of 2004, compared to the second quarter and year-to-date of 2003. A discussion of our operating results by segment follows.

(In thousands)
	For the 12-weeks ended		For the 28-weeks ended
	July 17, 2004	July 12, 2003	July 17, 2004	July 12, 2003
Segment information
Wholesale segment
Sales	$114,665	$116,749	$259,871	$260,942
Gross profit	10,843	12,677	25,396	29,186
Gross margin	9.46%	10.86%	9.77%	11.18%
Operating profit	2,321	3,995	3,063	9,791
Operating margin	2.02%	3.42%	1.18%	3.75%
Corporate retail segment
Sales	$69,965	$60,427	$156,155	$138,137
Gross profit	16,053	14,123	35,922	31,966
Gross margin	22.94%	23.37%	23.00%	23.14%
Operating loss	(1,785)	(144)	(2,905)	(1,284)
Operating margin	(2.55)%	(0.24)%	(1.86)%	(0.93)%
Franchise retail segment
Sales	$27,796		$60,331
Gross profit	6,502		14,385
Gross margin	23.39%		23.84%
Operating profit	226		117
Operating margin	0.81%		0.19%

Wholesale segment

        Wholesale sales decreased $2.1 million during the second quarter of 2004 and $1.1 million for the year-to-date period of 2004 compared to the same periods of 2003. The decreases were primarily the result of our closure of one franchise store and five corporate stores during first two quarters of 2004. However, the impact of these closures was substantially offset by the impact of adding two new wholesale customers. Late in the first quarter of 2004, we began supplying a new customer that operates four franchised supermarkets. Annualized net wholesale sales to this customer are expected to be approximately $10.0 million. In May 2004, we also began supplying a new single store customer. Annualized net wholesale sales to this customer are expected to be approximately $3 million.

        For the second quarter, wholesale operating profits decreased from $4.0 million in 2003 to $2.3 million in 2004 and the operating margin declined from 3.42% in 2003 to 2.02% in 2004. Year-to-date, our wholesale operating profits decreased from $9.8 million in 2003 to $3.1 million in 2004 and our operating profit margins decreased from 3.75% in 2003 to 1.18% in 2004. The decreases are primarily attributable to the following:

•	Decreases in gross profit of approximately $1.6 million and $2.8 million for the quarter and year-to-date periods, respectively, due to higher promotional costs to help increase retail sales at both our corporate and franchised supermarkets. In addition, our manufacturer allowances and discounts were down relative to 2003 when we were adding wholesale inventory in anticipation of significant acquisitions.

•	Charges of $1.8 million related to the closure of one franchised store in March 2004. These charges primarily relate to our lease obligations for this location.

•	Increased charges related to potentially uncollectible franchise receivables of approximately $0.2 million and $1.4 million for the quarter and year-to-date periods, respectively. Year-to-date, our provision for uncollectible amounts increased from $0.8 million to $2.2 million. These amounts include the provisions related to those franchises that are now consolidated in our results of operations.

•	Additional professional fees of $0.3 million and $0.8 million for the quarter and year-to-date periods, respectively, associated primarily with the Company’s project to comply with the provisions of the Sarbanes-Oxley Act and FIN46R.

        Offsetting these additional charges have been improvements in our warehouse productivity. We have reduced warehouse labor costs by approximately 16 basis points during the 2004 periods relative to our 2003 operating rates. The productivity improvements have been as a result of our implementation of a new warehouse management system and voice selection technology and facility upgrades.

Corporate retail segment

        For the second quarter of 2004, corporate retail sales increased $9.5 million, or 15.8%, compared to the second quarter of 2003. The increase was attributable to a comparable store sales increase of 7.1% and $5.2 million of sales from 2 new supermarkets and 2 new convenience stores. For the year-to-date period of 2004, corporate retail sales increased $18.0 million compared to the same period for 2003. The increase is attributable to a comparable store sales increase of 5.2% and $10.9 million from the new stores. The comparable stores sales increase was driven by 2 replacement stores opened in 2003 and our additional promotional efforts in 2004.

        During the second quarter of 2004, we decided to sell our three remaining corporate Piggly Wiggly stores in Illinois and we entered into sales agreements that are expected to close in the third quarter of 2004. We will no longer supply one of these stores and, as a result, its results of operations have been reclassified as discontinued operations. The proceeds from the sale of this store are expected to approximate the book values of the assets to be sold. The other two stores are being sold to a new franchisee and will be continue to be supplied by our wholesale operations. In connection with the sale of these stores, we have recognized an impairment of charge of $1.3 million ($0.8 million after-tax, or $0.16 per diluted share).

        Corporate retail operating losses increased from $0.1 million in the second quarter of 2003 to $1.8 million in the second quarter of 2004 and our operating loss margin increased from 0.24% in 2003 to 2.55% in 2004. Year-to-date, our corporate retail operating losses increased from $1.3 million in 2003 to $2.9 million in 2004 and our operating loss margin increased from 0.93% in 2003 to 1.86% in 2004. The increase in operating losses primarily reflected the $1.3 million impairment charge recognized this quarter in connection with the decision to sell two of our Illinois corporate supermarkets.

        We continue to carefully monitor the operating results of our corporate supermarkets in light of industry and market conditions and other competitive factors. While we do not anticipate any additional supermarket closures during 2004, we continue to evaluate other possible business alternatives, particularly the potential sale of one or more corporate supermarkets. If any of these actions are taken, we may incur significant charges primarily related to asset impairment, lease termination, or severance costs.

Franchise retail segment

        Our franchise retail segment is comprised of 16 franchise entities that we were required to start consolidating as of January 4, 2004 primarily because of our loan guarantees to these entities and their financial condition at the time the loan guarantees were made. The impact of these entities on income from continuing operations before income taxes is as follows:

(In thousands)
	For the 12-weeks ended July 17, 2004	For the 28-weeks ended July 17, 2004
Franchise retail sales	$27,796	$60,331
Eliminations in consolidation	(13,284)	(29,846)

Net impact on consolidated net sales	$14,512	$30,485

Operating income of consolidated franchise entities	$226	$117
Interest expense of consolidated franchise entities	(264)	(632)

Net losses of consolidated franchise entities	(38)	(515)

Minority interest in earnings	(114)	(64)
Eliminations in consolidation	300	653

Net impact on consolidated income before income taxes	$148	$74

        Because these entities were consolidated on a prospective basis from January 4, 2004, prior year results for these entities are not included in the 2003 results. Prior to 2004, our exposure to the operating losses of these entities was recognized through our provision for bad debts and included in the wholesale segment operating results.

        Franchise retail sales for the second quarter of 2004 increased $2.5 million, or 9.9%, compared to the second quarter of 2003. For the year-to-date period, the franchise retail sales increased by $4.7 million, or 8.6%. These increases were driven by the impact of 2 replacement stores completed in 2003, our additional promotional efforts in 2004, and the closure of competitive stores in certain markets. The operating results of these franchise entities improved during the second quarter of 2004 as the operators and our retail operations management worked to leverage their sales growth and improve other operational expense controls. We believe the operating results for these franchise entities will continue to improve over time with further sales growth and the continuation of the close management of operational expenses. When a franchises’ financial condition improves to a level whereby our loan guarantee is no longer required, then we will cease consolidating that franchise entity.

Net earnings

        Interest expense increased by $0.4 million and $1.2 million for the second quarter of 2004 and year-to-date periods, respectively, primarily as a result of the additional capital lease obligations entered into in connection with our new and replacement stores and our consolidation of 16 franchise entities pursuant to FIN 46R.

        The year-to-date effective tax rate for 2004 was 36.1%, compared to 38.9% for 2003, as the impact of permanent tax benefits is expected to be relatively higher in relation to the annual loss for 2004.

        Discontinued operations include the operating results for stores that we have closed or sold and as to which we will have no continuing involvement in those specific markets. They included the operating results of one store closed in December 2003, five stores that we closed in May 2004 and one store that we will be selling in August 2004 that we will no longer supply. The discontinued operations loss for the second quarter of 2004 includes charges of $3.0 million ($1.9 million after-tax) relating to the remaining lease obligations for the 5 stores closed in May 2004.

        The cumulative effect of accounting change reflects our adoption of the consolidation provisions of FIN 46R as January 4, 2004. The cumulative effect adjustment of $136,000 reflects the difference between consolidating the 16 franchises as of January 4, 2004 and the eliminations of the allowance for doubtful accounts that had been provided for those franchises at that date.

Liquidity and Capital Resources
Summary

        The following tables summarize our cash flow during 2004 and 2003 and other information related to our liquidity and capital resources (in thousands, except for ratios):

	2004	2003
Cash and cash equivalents at beginning of year	$6,260	$14,250
Cash provided by operating activities	6,768	5,521
Cash provided by (used in) investing activities	1,915	(4,256)
Cash used in financing activities	(4,150)	(1,970)
Cash of consolidated franchises at beginning of year	115	--

Cash and cash equivalents at end of period	$10,908	$13,545

	July 17 2004	January 3, 2004
Working capital (current assets minus current liabilities)	$ 10,989	$ 16,443
Current ratio (current assets divided by current
liabilities)	1.20:1.00	1.32:1.00
Ratio of total liabilities to shareholders' investment	3.07:1.00	2.60:1.00

        In March 2004, we entered into a new, secured three-year, $40.0 million revolving credit facility with LaSalle Bank and U.S. Bank. The new credit facility replaced our former unsecured $35.0 million revolving credit facility that was to expire on April 30, 2004. Our new credit facility required us to pledge all of our assets as collateral and increased our interest rate by 25 to 50 basis points compared to the weighted average interest rate that we paid in 2003. In addition, our new credit facility includes covenants that prohibit us from taking certain other actions. For example, these covenants:

•	prohibit us from guaranteeing additional franchisee bank debt;

•	prohibit us from paying cash dividends on our common stock; and

•	limit our ability to repurchase our common stock.

        The covenants in our new credit facility also limit our ability to incur additional debt and other obligations, including capital lease obligations. In addition, our new credit facility requires us to comply with the following financial covenants at the end of each quarter, all of which we were in compliance with as of the end of this quarter, as set forth below:

Financial Covenant	Required Ratio	Ratio as of July 17, 2004
Minimum Fixed Charge Coverage Ratio*	1.25:1	1.91:1
Maximum Total Senior Debt Cash Flow Leverage Ratio*	2.00:1	1.25:1
Minimum Paid Sublease Ratio*	0.90:1	1.00:1

* Each of these ratios is defined in our revolving credit agreement.

        As of July 17, 2004, we had $14.8 million of availability under our revolving credit facility. We believe that our cash flow from operations and availability under our revolving credit facility will be sufficient to meet our working capital requirements and planned capital expenditures.

Cash Flows From Operating Activities

        Cash provided by operating activities increased by $1.2 million to $6.8 million during 2004. The increase in cash from operating activities, despite the decrease in our net earnings, resulted from several changes in our working capital balances. During 2004, we have reduced inventory levels by $5.3 million primarily by reducing wholesale inventory levels and closing the five corporate supermarkets in May 2004. Concurrent with the reduction in inventory, we have reduced our trade accounts payable balances by $5.2 million during 2004.

Cash Flows From Investing Activities

        Cash from investing activities primarily reflects capital expenditures, which were $3.3 million in the first two quarters of 2004, compared to $3.1 million in the first two quarters of 2003, and the timing of expenditures and sales proceeds for retail facility projects. Capital expenditures during the first two quarters of 2004 included $1.5 million for retail equipment and fixtures related to new store openings, $0.9 million for equipment for our replacement bakery/deli production facility, $0.4 million for various other retail store and distribution center improvements, and $0.3 million for corporate office technology and hardware.

        We have used sale and leaseback arrangements to finance substantially all of our retail facility projects. Under these arrangements, we capitalize the costs incurred for land and buildings under development until project completion. Upon completion, the facilities are sold and lease arrangements are established. In the first two quarters of 2004, the sale and leaseback for one corporate store was completed and some interim funding was refunded related to the replacement bakery/deli production facility that is under construction. In the first two quarters of 2003, sale and leaseback arrangements were completed for one corporate supermarket and one franchise supermarket.

        We currently expect that our capital expenditures over the second half of 2004 will be less than $3.0 million, including commitments to complete the replacement bakery/deli facility and one corporate store remodel project and expenditures for retail pricing technology to support our in-store value proposition initiative. In addition, the sale and leaseback for the bakery/deli production facility will be completed, which will result in an additional $6.0 million capital lease obligation.

Cash Flows From Financing Activities

        Cash provided by or used in financing activities primarily reflects net borrowings or repayments under our revolving credit facility, payments of capital lease obligations and term debt, treasury stock transactions and cash dividends. The cash flows from financing activities in 2004 reflects our plan of reducing corporate debt and capital lease obligations and limiting our capital expenditures, treasury stock purchases and cash dividends.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this  filing are “forward looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements can generally be identified as such because the context of the statement will include words such as we believe, anticipate, expect or words of similar import.  Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements.  Specifically, forward looking statements include statements about: (a) our expectation that the proceeds of our sale of the corporate store that we will no longer supply will be approximately equal to the book value of the assets sold; (b) the potential charges that we may incur if we sell one or more of our additional corporate supermarkets; (c) our belief that the operating results of the franchise entities included in our franchise retail segment will improve in the future due to increased sales and additional operating expense controls; (d) anticipated increases in our future sales due to our new customers; (e) our expectation that our cash flow and the availability under our revolving credit facility will be sufficient to meet our working capital requirements; (f) our expectations regarding our capital expenditures during the remainder of 2004; (g) the expected timing and proceeds from the anticipated sale and leaseback of our new bakery/deli production facility that is being built; and (h) the expectation that we will not make significant additional stock repurchases in 2004.  Such forward looking statements are subject to certain risks and uncertainties that may materially adversely affect our anticipated results.  Such risks and uncertainties include, but are not limited to, the following: (1) our increasing capitalized lease and franchise guarantee amounts; (2) the presence of intense competitive market activity in our market areas, including competition from warehouse club stores and deep discount supercenters; (3) the restrictions imposed on us by our revolving credit facility, including restrictions on our ability to enter into additional franchisee guarantees, pay dividends or repurchase our stock; (4) the potential loss of wholesale sales of franchised customers who sell their supermarkets to operators who may not want to operate the supermarkets as our franchisees; (5) the cost advantages that our competitors have as a result of their larger purchasing power and, in many cases, non-union workforces; (6) our ability to identify and convert new franchisee supermarkets; (7) our continuing ability to obtain reasonable vendor marketing funds for promotional purposes; (8) our ability to continue to recruit, train and retain quality franchise and corporate retail supermarket operators; (9) the potential recognition of additional repositioning charges resulting from potential closures, conversions and consolidations of additional retail supermarkets due principally to the competitive nature of the industry and to the quality of our retail supermarket operators; (10) the potential recognition of additional reserves and/or write-offs relating to accounts receivable from our franchise operators; (11) the cost and results of our new business information technology systems replacement project; and (12) the costs to implement the Sarbanes-Oxley Act of 2002.  Shareholders, potential investors and other readers are urged to consider these risks carefully in evaluating the forward looking statements made herein and are cautioned not to place undue reliance on such forward looking statements.  The forward looking statements made herein are only made as of the date of this filing and we disclaim any obligation to publicly update such forward looking statements to reflect subsequent events or circumstances.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

        Our only variable rate financial instrument subject to interest rate risk is our new $40.0 million revolving credit facility, which permits borrowings at interest rates based on either the bank’s prime rate or adjusted LIBOR. As a result of the amounts owed pursuant to our revolving credit facility, increases in market interest rates would cause our interest expense to increase and our earnings from continuing operations before income taxes to decrease. Based on our credit facility borrowings as of July 17, 2004, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $165,000. Similarly, a 100 basis point decrease in the market interest rate would reduce our annual interest expense by approximately $165,000.

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

PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

        On July 16, 2004, we issued 2,500 shares of our Common Stock to our president and chief operating officer as part of a compensation agreement. We issued such shares without registration under the Securities Act of 1933 in reliance on Section 4(2) of such Act.

        In addition, between July 13, 2004 and July 16, 2004, six of our officers and directors purchased a total of 11,500 shares of our Common Stock for an aggregate purchase price of $84,250. We issued such shares without registration under the Securities Act of 1933 in reliance on Section 4(2) of such Act.

        In January 1992, our board of directors instituted a share repurchase plan. Since then, the aggregate amount of our common stock that we can repurchase pursuant to this plan has been increased several times, most recently to its current $30.0 million limit. During the quarter ended July 17, 2004, we did not repurchase any shares of our common stock. Although the plan does not have any expiration date, due to credit facility restrictions, the recent results of our operations and our focus on reducing our debt, we do not currently anticipate making significant additional repurchases under this plan during 2004.

        Pursuant to covenants in our revolving credit facility, we are prohibited from paying cash dividends on our common stock and are limited in our ability to repurchase our common stock.

Item 4.    Submission of Matters to a vote of Security Holders

        Our 2004 annual meeting of shareholders was held on May 26, 2004. At the meeting, the shareholders re-elected Steven R. Barth and G. William Dietrich to our Board of Directors for the three-year terms expiring at our 2007 annual meeting of shareholders and until their successors are duly qualified and elected. As of the March 23, 2004 record date for the annual meeting, 4,913,414 shares of Common Stock were outstanding and eligible to vote. Of these, 4,447,369 shares of the Common Stock voted at the meeting in person or by proxy. The following votes were recorded for each nominee:

	For		Withheld
	Votes	Percentage	Votes	Percentage
Steven R. Barth	3,237,211	72.8%	1,210,158	27.2%
G. William Dietrich	3,236,077	72.8%	1,211,292	27.2%

        The tabulation of votes for the election of directors resulted in no broker non-votes or abstentions.

        Our continuing directors are R. Bruce Grover whose term expires in 2005, and Bruce J. Olson and Walter G. Winding, whose terms expire in 2006. Michael R. Houser, whose term to expire was to expire in 2006, retired as an officer of the Company and as a director effective as of May 26, 2004. Effective May 26, 2004, Louis E. Stinebaugh and Thomas M. Stemlar were appointed as directors whose terms will expire in 2006 and 2005, respectively.

        In addition, effective August 19, 2004, William E. May, Jr. was appointed as director with a term to expire in 2005.

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

We filed a current report on Form 8-K dated May 26, 2004, pursuant to Item 9 thereof, with respect to our press release announcing the Company’s financial results for the period ended April 24, 2004 and related disclosure requirements of Regulation FD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRESH BRANDS, INC.
Date: August 24, 2004	By:	/s/ Louis E. Stinebaugh
Louis E. Stinebaugh, President and Chief Operating Officer

Date: August 24, 2004	By:	/s/ John H. Dahly
John H. Dahly, Executive Vice President, Chief Financial Officer, Secretary and Treasurer