Form 10-Q
period 2004-10-09
FRESH BRANDS INC
filed 2004-11-16
CIK 1135431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 9, 2004

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

As of November 15, 2004, 4,927,414 shares of Common Stock, $0.05 par value, were issued and outstanding.

FRESH BRANDS, INC.

FORM 10-Q INDEX

		PAGE NUMBER
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Earnings	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures
	about Market Risk	19
Item 4.	Procedures and Controls	20
PART II	OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds	21
Item 6.	Exhibits and Reports on Form 8-K	21
Signatures		22

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FRESH BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except share and per share data)
Assets	October 9, 2004	January 3, 2004
Current assets:
Cash and equivalents	$11,107	$6,260
Receivables, net	9,310	12,520
Inventories	36,785	33,675
Land and building under development	90	4,926
Other current assets	11,206	10,781

Total current assets	68,498	68,162

Noncurrent receivable under capital subleases	22,926	33,296
Property and equipment, net	35,270	31,233
Property under capital leases, net	39,903	22,453
Goodwill	21,455	20,280
Other noncurrent assets, net	6,207	6,264

Total assets	$194,259	$181,688

Liabilities and Shareholders' Investment

Current liabilities:
Accounts payable	$31,444	$36,251
Accrued liabilities	16,577	12,785
Current obligations under capital leases	2,736	2,367
Current maturities of consolidated franchise debt	2,023	--
Current maturities of long-term debt	251	316

Total current liabilities	53,031	51,719

Long-term obligations under capital leases	66,536	58,857
Long-term debt under revolving line of credit	19,100	17,150
Long-term debt of consolidated franchises	7,110	--
Other long-term debt	492	677
Other noncurrent liabilities	351	2,777
Minority interests	524	--
Shareholders' investment:
Common stock, $0.05 par value, authorized 20,000,000 shares,
issued 8,750,342 shares	438	438
Additional paid-in capital	15,575	15,575
Retained earnings	76,211	79,750
Treasury stock at cost, 3,822,928 shares as of October 9, 2004
and 3,841,191 shares as of January 3, 2004	(45,109)	(45,255)

Total shareholders' investment	47,115	50,508

Total liabilities and shareholders' investment	$194,259	$181,688

See notes to condensed consolidated financial statements.

FRESH BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)

(In thousands, except per share data)
	For the 12-weeks ended		For the 40-weeks ended
	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003
Net sales	$154,263	$139,582	$513,806	$450,482
Cost of products sold	121,087	113,340	404,928	363,088

Gross profit	33,176	26,242	108,878	87,394
Selling and administrative expenses	28,471	21,702	96,739	70,161
Depreciation and amortization	2,858	2,234	9,252	6,420

Operating income	1,847	2,306	2,887	10,813
Interest expense	(764)	(704)	(2,357)	(1,738)
Interest expense of consolidated franchises	(254)	--	(886)	--
Minority interest in earnings of consolidated
franchises	(135)	--	(199)	--

Income (loss) from continuing operations	694	1,602	(555)	9,075
before income tax
Income tax provision (benefit)	95	626	(356)	3,530

Income (loss) from continuing operations	599	976	(199)	5,545
Loss from discontinued operations, net	(276)	(292)	(3,204)	(1,286)
of	tax
Cumulative effect of change in accounting
principle	--	--	(136)	--

Net income (loss)	$323	$684	$(3,539)	$4,259

Earnings (loss) per basic share:
Income (loss) from continuing operations	$0.12	$0.19	$(0.04)	$1.10
Loss from discontinued operations	(0.05)	(0.05)	(0.65)	(0.26)
Cumulative effect of change in accounting
principle	--	--	(0.03)	--

Earnings (loss) per basic share	$0.07	$0.14	$(0.72)	$0.84

Earnings (loss) per diluted share:
Income (loss) from continuing operations	$0.12	$0.19	$(0.04)	$1.09
Loss from discontinued operations	(0.05)	(0.05)	(0.65)	(0.25)
Cumulative effect of change in accounting
principle	--	--	(0.03)	--

Earnings (loss) per diluted share	$0.07	$0.14	$(0.72)	$0.84

Weighted average shares and equivalents
outstanding:
Basic	4,927	5,026	4,917	5,041
Diluted	4,927	5,058	4,917	5,074

Cash dividends paid per share of common stock	$--	$0.09	$--	$0.27

See notes to condensed consolidated financial statements.

FRESH BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(In thousands)
	For the 40-weeks ended
	October 9, 2004	October 4, 2003
Cash flows from operating activities:
Net income (loss)	$(3,539)	$4,259
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	9,376	6,884
Provisions for store closures	4,359	--
Property and equipment impairment charges	1,511	--
Deferred income taxes	(12)	--
Minority interest	199	--
Cumulative effect of change in accounting principles	136	--
Changes in assets and liabilities:
Receivables, net	1,380	(3,487)
Inventories	3,297	(1,496)
Other current assets	(2,031)	2,943
Accounts payable	(7,407)	3,218
Accrued liabilities	(2,469)	68

Net cash flows provided by operating activities	4,800	12,389

Cash flows from investing activities:
Capital expenditures	(4,150)	(10,544)
Proceeds from sale of store	1,111	--
Expenditures for land and buildings under development	(1,941)	(8,305)
Proceeds from sale of land and buildings under development	6,776	6,612
Receipt of principal amounts under capital subleases	915	887

Net cash flows provided by (used in) investing activities	2,711	(11,350)

Cash flows from financing activities:
Net change in revolver activity	1,950	1,250
Principal payments on capital lease obligations	(1,956)	(1,657)
Principal payments of consolidated franchise debt	(1,926)	--
Principal payments on long-term debt	(250)	(250)
Deferred financing costs	(512)	--
Distributions to minority interests	(186)	--
Payment of cash dividends	--	(1,361)
Payment for acquisition of treasury stock	--	(2,375)
Exercise of stock options	--	644
Other financing activities	101	30

Net cash flows used in financing activities	(2,779)	(3,719)

Cash and equivalents:
Net change	4,732	(2,680)
Cash of consolidated franchises at beginning of period	115	--
Balance, beginning of period	6,260	14,250

Balance, end of period	$11,107	$11,570

Supplemental cash flow disclosures:
Interest paid	$3,219	$1,835
Income taxes (refunded) paid	(1,500)	2,059

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

(2) Consolidation of Certain Franchisees

        In December 2003, the FASB issued revised Interpretation No. 46 (FIN 46R), “Consolidation of Variable Interest Entities – an interpretation of ‘Accounting Research Bulletin No. 51'". FIN 46R is intended to clarify the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. These entities are deemed to be variable interest entities (VIEs) under FIN 46R. The controlling financial interest in a VIE may be achieved through arrangements that do not involve voting interests.

        In the past, we have provided credit enhancements to certain of our franchisees in the form of lease and sublease arrangements and loan guarantees. As a result, we have completed an evaluation of the financial arrangements with our franchisees and have concluded that we are required to consolidate certain of these franchisees, primarily as a result of our loan guarantees to these entities. We have adopted the requirement to consolidate these entities as of January 4, 2004. Prior to 2004, we recorded our exposure to losses through these credit enhancement arrangements through our provisions for bad debts. The cumulative-effect adjustment of $136,000 represents the difference between consolidating these entities as January 4, 2004 and the allowance for doubtful accounts that was provided for these franchisees at that date.

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
investment

        As discussed in Note 4, we sold two of our corporate stores to a new franchisee in September 2004. We have added this new franchisee to the group of consolidated franchisees and there are currently 17 franchise entities consolidated under FIN 46R. The following table reflects the effect of consolidation of these entities on our Unaudited Condensed Consolidated Statement of Earnings for the periods ended October 9, 2004:

(In thousands)
	For the 12-weeks ended October 9, 2004	For the 40-weeks ended October 9, 2004
Franchise retail sales	$27,511	$87,842
Eliminations in consolidation	(13,248)	(43,094)

Net impact on consolidated net sales	$14,263	$44,748

Operating income of consolidated franchise entities	$4	$120
Interest expense of consolidated franchise entities	(254)	(886)

Net losses of consolidated franchise entities	(250)	(766)

Minority interest in earnings	(135)	(199)
Eliminations in consolidation	280	933

Net impact on consolidated income before income taxes	$(105)	$(32)

(3) Retail Repositioning Reserve

        We estimate repositioning and termination expenses associated with the closure, replacement, or disposal of stores in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table reflects the changes in the retail repositioning reserve for the 40 weeks ended October 9, 2004.

(In thousands)
	Balance January 3, 2004	Provision	Usage	Balance October 9, 2004
Lease costs	$636	$4,359	$(1,795)	$3,200

        The provisions were charged to our operating segments or discontinued operations as follows:

(In thousands)
	For the 12-weeks ended October 9, 2004	For the 40-weeks ended October 9, 2004
Operating segments:
Wholesale	$--	$1,315
Discontinued operations	--	3,044

Total provision	$--	$4,359

(4) Discontinued Operations

        During the third quarter of 2004, we sold our three remaining corporate Piggly Wiggly stores in Illinois. We will no longer supply one of the stores and, as a result, its results of operations have been reclassified as discontinued operations. We received $1.1 million in proceeds from the sale of this store which approximated the book value of the store. The other two stores were sold to a new franchisee and will continue to be supplied by our wholesale operations. In connection with the sale of these stores, we have recognized an impairment charge of $1.3 million ($0.8 million after-tax, or $0.16 per diluted share), which was charged to the corporate retail operating segment in the second quarter of 2004 and is included in selling and administrative expenses.

        Discontinued operations include the operating results of stores that we have closed or sold where we no longer have continuing involvement in those specific markets. They include one store closed in December 2003, five stores closed in May 2004, and the one store that we sold in August 2004 that we no longer supply.

        The following table reflects the components of discontinued operations:

(In thousands)
	For the 12-weeks ended		For the 40-weeks ended
	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003
Sales	$1,115	$13,032	$17,524	$41,974

Loss from operations	$(195)	$(481)	$(2,243)	$(2,094)
Loss on disposal	--	--	(3,044)	--

Operating loss	(195)	(481)	(5,287)	(2,094)
Income tax provision (benefit)	81	(189)	(2,083)	(808)

Loss from discontinued operations	$(276)	$(292)	$(3,204)	$(1,286)

(5) Stock-Based Compensation

        We account for stock-based employee compensation plans under the guidance of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation expense is reflected in net income for the third quarter or year-to-date periods of 2004 or 2003. The following pro-forma amounts illustrate the effect on net earnings and earnings per share for the third quarter or year-to-date periods of 2004 and 2003 if we had determined compensation cost based on the fair value at the grant date for stock options using the fair value recognition provisions of Statement of Financial Accounting Standards “SFAS” No. 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation:

(In thousands, except per share data)
	For the 12-weeks ended		For the 40-weeks ended
	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003
Net income (loss)
As reported	$323	$684	$(3,539)	$4,259
Pro forma	258	582	(3,757)	3,928

Earnings (loss) per share-basic
As reported	$0.07	$0.14	$(0.72)	$0.84
Pro forma	$0.05	$0.12	$(0.76)	$0.78
Earnings (loss) per share-diluted
As reported	$0.07	$0.14	$(0.72)	$0.84
Pro forma	$0.05	$0.12	$(0.76)	$0.77

(6) Commitments and Contingent Liabilities

        In addition to the debt of the consolidated franchisees pursuant to FIN 46R, we have guaranteed bank loans of 15 franchisees and certain of their affiliates as of October 9, 2004. These guarantees were made to support the business growth of our franchisees and our wholesale operations. The guarantees are for the terms of the loan agreements. Under these guarantees, we generally would be required to make the loan payments if the franchisee defaults on a payment. Generally, the guarantees are secured by corporate indemnification agreements and personal guarantees of the franchisee owner and are substantially collateralized with equipment and inventory, and in certain cases, with buildings. At October 9, 2004 our loss exposure under these guarantees totaled $6,243,000, and we have accrued $210,000 recorded in other long-term liabilities, for our obligations under these guarantees which represents an estimate of the fair value of these guarantees.

(7) Segment Reporting

        Our operations are classified into three segments, wholesale, corporate retail and franchise retail. Our wholesale business derives its revenues primarily from the sale of groceries, produce, dairy, meat and other products to our corporate and franchised supermarkets and independent supermarket customers. We supply grocery, frozen food, produce and general merchandise and health and beauty care to our supermarkets through two distribution centers in Sheboygan, Wisconsin. We also provide our supermarkets with fresh, frozen and processed meats, eggs, dairy and deli items through a third-party distribution facility in Milwaukee, Wisconsin. Additionally, we distribute bakery and deli items made in our Platteville, Wisconsin centralized production facility. For consolidated accounting purposes, we eliminate the wholesale revenues to our corporate and consolidated franchise supermarkets. As of October 9, 2004 our corporate retail business consists of our 21 owned supermarkets and 2 convenience stores. Our retail revenue is generated by our corporate supermarkets selling products, including products purchased from our wholesale segment, to retail consumers. The 17 consolidated franchise entities comprise the franchise retail segment.

        Summarized financial information for the third quarter and year-to-date periods of 2004 and 2003 concerning our reportable segments is shown in the following tables:

(In thousands)
	For the 12-weeks ended		For the 40-weeks ended
	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003
Net sales

Wholesale	$107,370	$116,193	$367,241	$377,135
Corporate Retail	64,692	64,005	220,847	202,142
Franchise Retail	27,511	--	87,842	--
Intersegment eliminations:
Sales to corporate retail	(32,062)	(40,616)	(119,030)	(128,795)
Sales to franchise retail	(13,248)	--	(43,094)	--

Total net sales	$154,263	$139,582	$513,806	$450,482

	For the 12-weeks ended		For the 40-weeks ended
	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003
Income (loss) from continuing
operations before income tax

Wholesale	$2,658	$3,270	$5,689	$13,061
Corporate Retail	(1,127)	(964)	(3,999)	(2,248)
Franchise Retail	4	--	120	--
Intersegment eliminations	312	--	1,077	--

Total operating income	1,847	2,306	2,887	10,813
Interest expense	(764)	(704)	(2,357)	(1,738)
Interest expense of consolidated
franchises	(254)	--	(886)	--
Minority interest in earnings of
consolidated franchises	(135)	--	(199)	--

Income (loss) from continuing
operations before income tax	$694	$1,602	$(555)	$9,075

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        As of October 9, 2004, we owned 21 supermarkets and 2 convenience stores and franchised an additional 79 supermarkets. This compares to 29 owned supermarkets and 74 franchised supermarkets as of October 4, 2003. Twelve of our corporate supermarkets operate under the Piggly Wiggly® banner, 9 of them operate under the Dick’s® Supermarkets banner and all of our franchised supermarkets operated under the Piggly Wiggly banner. We are the primary supplier to all of these supermarkets and also serve as a wholesaler to a number of smaller, independently operated supermarkets and convenience stores. All of our supermarkets and other wholesale customers are located in Wisconsin, northern Illinois and Iowa.

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

        Our corporate retail business consists of the 21 corporate-owned supermarkets and 2 convenience stores which operate under the Piggly Wiggly and Dick’s Supermarkets banners. We earn our retail revenue by selling products purchased from our wholesale segment and other merchandise to retail consumers. Compared to our wholesale segment, our corporate retail segment generates higher gross profit margins, but has higher operating expenses.

        As discussed in the notes to the condensed consolidated financial statements, we were required to consolidate the financial statements of certain of our franchise entities in our consolidated financial statements as of January 4, 2004 even though we have no equity interests in these franchises. There are currently 17 franchise entities that comprise our franchise retail segment. Similar to our corporate retail segment, our franchise retail segment generates higher gross profit margins, but has higher operating expenses compared to our wholesale segment.

        An important part of our objective to improve operating results has been to reestablish our in-store value proposition. We believe this is a key component to reinvigorate our program and enable us to prosper against other conventional operators and compete with those whose primary focus is price. We have devoted significant effort this year to refine our program to both better appeal to the budget-minded consumer and maintain the high quality of our perishables and service. During the third quarter of 2004, we refined our competitive pricing and marketing strategy and have rolled out our new in-store value proposition to all of our corporate and franchised Piggly Wiggly stores, with the formal launch of this program occurring in early November 2004. We believe that our new pricing and marketing strategy will significantly increase the sales volumes of both our corporate and franchise stores during 2005. Initially, the impact of the new competitive prices will likely result in lower retail gross margins. However, we believe we will recover this “investment” in gross margins, through increased sales, an improved retail sales mix, increased leveraging of fixed store expenses, and continued controls over other store operating expenses. We do not expect to realize the full benefits of our new pricing and marketing strategy until the second half of 2005.

Results of Operations

        The following tables set forth certain items from our results of operations for the third quarter and year-to-date of 2004 compared to the third quarter and year-to-date of 2003:

(In thousands)
	For the 12-weeks ended		For the 40-weeks ended
	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003
Net sales	$154,263	$139,582	$513,806	$450,482
Gross profit	33,176	26,242	108,878	87,394
Gross margin rate (1)	21.51%	18.80%	21.19%	19.40%
Selling and administrative expenses	28,471	21,702	96,739	70,161
Selling and administrative expense rate (1)	18.46%	15.55%	18.83%	15.57%
Depreciation and amortization	2,858	2,234	9,252	6,420
Depreciation and amortization expense rate (1)	1.85%	1.60%	1.80%	1.43%
Operating income	1,847	2,306	2,887	10,813
Operating margin rate (1)	1.20%	1.65%	0.56%	2.40%
Interest expense	(764)	(704)	(2,357)	(1,738)
Interest expense of consolidated franchises	(254)	--	(886)	--
Minority interest in earnings of consolidated
franchises	(135)	--	(199)	--
Income (loss) from continuing operations before
income taxes	694	1,602	(555)	9,075
Income tax provision (benefit)	95	626	(356)	3,530
Effective tax rate	13.7%	39.1%	(64.1)%	38.9%
Income (loss) from continuing operations	599	976	(199)	5,545
Loss from discontinued operations, net of tax	(276)	(292)	(3,204)	(1,286)
Cumulative effect of change in accounting principle	--	--	(136)	--
Net income (loss)	$323	$684	$(3,539)	$4,259

(1)     These amounts are expressed as a percent of net sales.

        As indicated above, we were required to consolidate the financial statements of certain of our franchise entities in our consolidated financial statements as of January 4, 2004. The inclusion of the 17 entities currently being consolidated is the primary cause of the significant fluctuations in net sales, gross profit, selling and administrative expenses, and depreciation and amortization in the third quarter and year-to-date of 2004, compared to the third quarter and year-to-date of 2003. A discussion of our operating results by segment follows.

	For the 12-weeks ended		For the 40-weeks ended
(In thousands)	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003
Segment information
Wholesale segment
Sales	$107,370	$116,193	$367,241	$377,135
Gross profit	11,722	11,708	37,117	40,894
Gross margin	10.92%	10.08%	10.11%	10.84%
Operating profit	2,658	3,270	5,689	13,061
Operating margin	2.48%	2.81%	1.55%	3.46%
Corporate retail segment
Sales	$64,692	$64,005	$220,847	$202,142
Gross profit	14,758	14,534	50,681	46,500
Gross margin	22.81%	22.71%	22.95%	23.00%
Operating loss	(1,127)	(964)	(3,999)	(2,248)
Operating margin	(1.74)%	(1.51)%	(1.81)%	(1.11)%
Franchise retail segment
Sales	$27,511		$87,842
Gross profit	6,613		20,998
Gross margin	24.04%		23.90%
Operating profit	4		120
Operating margin	0.01%		0.14%

Wholesale segment

        Wholesale sales decreased $8.8 million during the third quarter of 2004 and $9.9 million for the year-to-date period of 2004 compared to the same periods of 2003. The decreases primarily reflect the impact of closing one franchise store and five corporate stores during first two quarters of 2004 and selling one corporate store in August 2004. In addition, last year we also realized sales from a temporary supply arrangement with a group of local supermarkets previously supplied by Fleming Companies. Sales to these temporary customers were $1.9 million and $7.1 million during the third quarter and year-to-date periods of 2003, respectively. Offsetting these decreases are sales to the new customers we added in 2004.

        For the third quarter, wholesale operating profits decreased from $3.3 million in 2003 to $2.7 million in 2004 and the operating margin declined from 2.81% in 2003 to 2.48% in 2004. Year-to-date, our wholesale operating profits decreased from $13.1 million in 2003 to $5.7 million in 2004 and our operating profit margins decreased from 3.46% in 2003 to 1.55% in 2004. The decreases are primarily attributable to the following:

•	Reduced operating profits from our bakery and deli production facility. During the third quarter of 2004, we transferred our bakery and deli production facility to a new facility and incurred approximately $200,000 of costs associated with the transfer. In addition, we experienced some start up challenges in the new facility that we expect to resolve in the fourth quarter of 2004.
•	Additional professional fees of $0.8 million for the year-to-date period associated primarily with the Company’s project to comply with the provisions of the Sarbanes-Oxley Act and FIN 46R.
•	Charges of $1.8 million related to the closure of one franchised store in March 2004. These charges primarily relate to our lease obligations for this location and are included in selling and administrative expenses.

        For the third quarter of 2004, our provision for potentially uncollectible franchise receivables was $0.7 million compared to $1.1 million for the third quarter last year. For the year-to-date period of 2004, our provision for potentially uncollectible franchise receivables was $2.9 million compared to $1.9 million for the same period last year. The downward trend of the provision this quarter relative to the previous four quarters reflects the continued improvement in the performance by many of the franchise operators during 2004 as they benefit from increased sales volumes and as operating expense controls take hold. These provisions include amounts related to those franchises that are now consolidated in our results of operations.

Corporate retail segment

        For the third quarter of 2004, corporate retail sales increased $0.7 million, or 1.1%, compared to the third quarter of 2003. The increase was attributable to a $3.5 million increase in sales from 2 new supermarkets and 2 new convenience stores offset by 2.6% decrease in comparable store sales and a $1.3 million decrease as a result of the sale of the two corporate stores to a franchisee. The comparable stores sales decrease was primarily the result of new competitive stores in 2 markets. For the year-to-date period of 2004, corporate retail sales increased $18.7 million compared to the same period for 2003. The increase was attributable to a 2.9% increase in comparable store sales, a $14.5 million increase in sales from 2 new supermarkets and 2 new convenience stores, offset by the $1.3 million decrease as a result of the sale of the two corporate stores to a franchisee.

        During the third quarter of 2004, we sold our three remaining corporate Piggly Wiggly stores in Illinois. We no longer supply one of these stores and, as a result, its results of operations have been reclassified as discontinued operations. The proceeds from the sale of this store were $1.1 million which approximated the book values of the assets sold. The other two stores were sold to a new franchisee and will continue to be supplied by our wholesale operations. In connection with the sale of these stores, we have recognized an impairment of charge of $1.3 million ($0.8 million after-tax, or $0.16 per diluted share) in the second quarter of 2004 which is included in selling and administrative expenses.

        Corporate retail operating losses increased from $1.0 million in the third quarter of 2003 to $1.1 million in the third quarter of 2004 and our operating loss margin increased from 1.51% in 2003 to 1.74% in 2004. Year-to-date, our corporate retail operating losses increased from $2.2 million in 2003 to $4.0 million in 2004 and our operating loss margin increased from 1.11% in 2003 to 1.81% in 2004. The year-to-date operating loss in 2004 includes a $1.3 million impairment charge recognized the second quarter of 2004 in connection with the decision to sell two of our Illinois corporate supermarkets. The operating losses in our corporate supermarkets primarily reflect the higher fixed expenses in several of our newest stores. We believe we will be able to leverage these fixed expenses as we build the sales volumes in these stores.

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

Franchise retail segment

        Our franchise retail segment is comprised of the franchise entities that we were required to start consolidating as of January 4, 2004 primarily because of our loan guarantees to these entities and their financial condition at the time the loan guarantees were made. The impact of the 17 entities currently being consolidated on income from continuing operations before income taxes is as follows:

(In thousands)
	For the 12-weeks ended October 9, 2004	For the 40-weeks ended October 9, 2004
Franchise retail sales	$27,511	$87,842
Eliminations in consolidation	(13,248)	(43,094)

Net impact on consolidated net sales	$14,263	$44,748

Operating income of consolidated franchise entities	$4	$120
Interest expense of consolidated franchise entities	(254)	(886)

Net losses of consolidated franchise entities	(250)	(766)

Minority interest in earnings	(135)	(199)
Eliminations in consolidation	280	933

Net impact on consolidated income before income taxes	$(105)	$(32)

        Because these entities were consolidated on a prospective basis from January 4, 2004, prior year results for these entities are not included in the 2003 results. Prior to 2004, our exposure to the operating losses of these entities was recognized through our provision for bad debts and included in the wholesale segment operating results.

        Franchise retail sales for the third quarter of 2004 increased $1.0 million, or 4.0%, compared to the sales for these stores in the third quarter of 2003. For the year-to-date period, the franchise retail sales increased by $5.8 million, or 7.1%. These increases were driven by the impact of 2 replacement stores completed in 2003, our additional promotional efforts in the first half of 2004, and the closure of competitive stores in certain markets. The operating results of these franchise entities improved during the third quarter of 2004 as the operators and our retail operations management worked to leverage their sales growth and improve other operational expense controls. We believe the operating results for these franchise entities will continue to improve over time with further sales growth and the continuation of the close management of operational expenses. When a franchisees’ financial condition improves to a level whereby our loan guarantee is no longer required, then we will cease consolidating that franchisee.

Net earnings

        Interest expense increased by $0.3 million and $1.5 million for the third quarter of 2004 and year-to-date periods, respectively, compared to the similar periods in 2003, primarily as a result of the additional capital lease obligations entered into in connection with our new and replacement stores and our consolidation of 17 franchise entities pursuant to FIN 46R.

        The year-to-date effective tax rate for 2004 was (64.1)%, compared to 38.9% for 2003, as the amount of permanent tax benefits are proportionately higher relative to the year-to-date loss in 2004 than to the year-to-date income in 2003.

        Discontinued operations include the operating results for stores that we have closed or sold and as to which we will have no continuing involvement in those specific markets. They included the operating results of one store closed in December 2003, five stores that we closed in May 2004 and one store that we sold in August 2004 that we will no longer supply. The discontinued operations loss for the year-to-date period of 2004 includes charges of $3.0 million ($1.9 million after-tax) relating to the remaining lease obligations for the 5 stores closed in May 2004.

        The cumulative effect of accounting change reflects our adoption of the consolidation provisions of FIN 46R as January 4, 2004. The cumulative effect adjustment of $136,000 reflects the difference between consolidating the 16 franchises required to be consolidated as of January 4, 2004 and the eliminations of the allowance for doubtful accounts that had been provided for those franchises at that date.

Liquidity and Capital Resources
Summary

        The following tables summarize our cash flow during 2004 and 2003 and other information related to our liquidity and capital resources (in thousands, except for ratios):

	2004	2003
Cash and cash equivalents at beginning of year	$6,260	$14,250
Cash provided by operating activities	4,800	12,389
Cash provided by (used in) investing activities	2,711	(11,350)
Cash used in financing activities	(2,779)	(3,719)
Cash of consolidated franchises at beginning of year	115	--

Cash and cash equivalents at end of period	$11,107	$11,570

	October 9, 2004	January 3, 2004
Working capital (current assets minus current liabilities)	$15,467	$16,443
Current ratio (current assets divided by current
liabilities)	1.29:1.00	1.32:1.00
Ratio of total liabilities to shareholders' investment	3.12:1.00	2.60:1.00

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

        The covenants in our new credit facility also limit our ability to incur additional debt and other obligations, including capital lease obligations. In addition, our new credit facility requires us to comply with the following financial covenants at the end of each quarter, all of which we were in compliance with as of the end of this quarter, as set forth below:

Financial Covenant	Required Ratio	Ratio as of October 9, 2004
Minimum Fixed Charge Coverage Ratio*	1.25:1	3.94:1
Maximum Total Senior Debt Cash Flow Leverage Ratio*	2.00:1	1.27:1
Minimum Paid Sublease Ratio*	0.90:1	1.00:1

*    Each of these ratios is defined in our revolving credit agreement.

        As of October 9, 2004, we had $12.2 million of availability under our revolving credit facility. We believe that our cash flow from operations and availability under our revolving credit facility will be sufficient to meet our working capital requirements and planned capital expenditures.

Cash Flows From Operating Activities

        For the year-to-date period in 2004, cash provided by operating activities was $4.8 million compared to $12.4 million during the year-to-date period in 2003. The decrease primarily results from several changes in our working capital balances. During 2004, we have reduced inventory levels by $3.3 million primarily by reducing wholesale inventory levels and closure or sale of six corporate supermarkets. In addition, we have reduced our trade accounts payable balances by $7.4 million and our accrued liabilities by $2.5 million during 2004. During 2003, our receivables and inventory increased by $3.5 million and $1.5 million, respectively. These changes were offset by a $2.9 million decrease in other current assets and a $3.2 million increase in accounts payable.

Cash Flows From Investing Activities

        Cash from investing activities primarily reflects capital expenditures, which were $4.2 million in the first three quarters of 2004, compared to $10.6 million in the first three quarters of 2003, and the timing of expenditures and sales proceeds for retail facility projects. Capital expenditures during the first three quarters of 2004 included $1.5 million for retail equipment and fixtures related to new store openings, $1.5 million for equipment for our replacement bakery/deli production facility, $0.9 million for various other retail store and distribution center improvements, and $0.3 million for corporate office technology and hardware.

        We have used sale and leaseback arrangements to finance substantially all of our retail facility projects. Under these arrangements, we capitalize the costs incurred for land and buildings under development until project completion. Upon completion, the facilities are sold and lease arrangements are established. In the first three quarters of 2004, the sale and leaseback for one corporate store was completed and some interim funding was refunded related to the replacement bakery/deli production facility. In the first three quarters of 2003, sale and leaseback arrangements were completed for one corporate supermarket and one franchise supermarket.

        We currently expect that our capital expenditures over the remainder of 2004 will be less than $1.5 million, including commitments to complete one corporate store remodel project and expenditures for retail pricing technology to support our in-store value proposition initiative.

Cash Flows From Financing Activities

        Cash provided by or used in financing activities primarily reflects net borrowings or repayments under our revolving credit facility, payments of capital lease obligations and term debt, treasury stock transactions and cash dividends. The cash flows from financing activities in 2004 reflects our plan of reducing corporate debt and capital lease obligations and limiting our capital expenditures. We have not made any treasury stock purchases or paid any cash dividends in 2004. Our payments related to those items in the first three quarters of 2003 were $3.7 million.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this  filing are “forward looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.  These forward-looking statements can generally be identified as such because the context of the statement will include words such as we believe, anticipate, expect or words of similar import.  Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements.  Specifically, forward looking statements include statements about: (a) the potential charges that we may incur if we sell one or more of our additional corporate supermarkets; (b) our belief that the operating results of the franchise entities included in our franchise retail segment will improve in the future due to increased sales and additional operating expense controls; (c) our expectation that our cash flow and the availability under our revolving credit facility will be sufficient to meet our working capital requirements; (d) our expectations regarding our capital expenditures during the remainder of 2004; (e) the expectation that we will not make significant additional stock repurchases in 2004; and (f) our expectations regarding the impact of our new in-store value proposition will have on our financial results, including our sales and profit margins.  Such forward looking statements are subject to certain risks and uncertainties that may materially adversely affect our anticipated results.  Such risks and uncertainties include, but are not limited to, the following: (1) the extent of our debt, capital lease and guaranty obligations; (2) the presence of intense competitive market activity in our market areas, including competition from warehouse club stores and deep discount supercenters; (3) the restrictions imposed on us by our revolving credit facility, including restrictions on our ability to enter into additional franchisee guarantees, pay dividends or repurchase our stock; (4) the potential loss of wholesale sales of franchised customers who sell their supermarkets to operators who may not want to operate the supermarkets as our franchisees; (5) the cost advantages that our competitors have as a result of their larger purchasing power and, in many cases, non-union workforces; (6) our ability to identify and convert new franchisee supermarkets; (7) our continuing ability to obtain reasonable credit terms from our vendors and vendor marketing funds for promotional purposes; (8) our ability to continue to recruit, train and retain quality franchise and corporate retail supermarket operators; (9) the potential recognition of additional repositioning charges resulting from potential closures, conversions and consolidations of additional retail supermarkets due principally to the competitive nature of the industry and to the quality of our retail supermarket operators; (10) the potential recognition of additional reserves and/or write-offs relating to accounts receivable from our franchise operators; (11) the cost and results of our new business information technology systems replacement project; and (12) the costs to implement the Sarbanes-Oxley Act of 2002.  Shareholders, potential investors and other readers are urged to consider these risks carefully in evaluating the forward looking statements made herein and are cautioned not to place undue reliance on such forward looking statements.  The forward looking statements made herein are only made as of the date of this filing and we disclaim any obligation to publicly update such forward looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Our only variable rate financial instrument subject to interest rate risk is our new $40.0 million revolving credit facility, which permits borrowings at interest rates based on either the bank’s prime rate or adjusted LIBOR. As a result of the amounts owed pursuant to our revolving credit facility, increases in market interest rates would cause our interest expense to increase and our earnings from continuing operations before income taxes to decrease. Based on our credit facility borrowings as of October 9, 2004, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $191,000. Similarly, a 100 basis point decrease in the market interest rate would reduce our annual interest expense by approximately $191,000.

        We believe that our exposure to other market risks including risks related to changes in foreign currency exchange rates, commodity prices, equity prices, and trade accounts receivable is not significant.

Item 4. Procedures and Controls

a.	Evaluation of disclosure controls and procedures:

        Based on their respective evaluation as of the end of the fiscal quarter to which this Quarterly Report on Form 10-Q relates, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        In January 1992, our board of directors instituted a share repurchase plan. Since then, the aggregate amount of our common stock that we can repurchase pursuant to this plan has been increased several times, most recently to its current $30.0 million limit. During the quarter ended October 9, 2004, we did not repurchase any shares of our common stock. Although the plan does not have any expiration date, due to credit facility restrictions, the recent results of our operations and our focus on reducing our debt, we do not currently anticipate making significant additional repurchases under this plan during 2004.

        Pursuant to covenants in our revolving credit facility, we are prohibited from paying cash dividends on our common stock and are limited in our ability to repurchase our common stock.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

4.5	First Amendment to Credit Agreement, dated as of November 12, 2004, among Fresh Brands, Inc., LaSalle Bank National Association, as Administrative Agent and Lender and U.S. Bank National Association, as Lender.

31	Certifications by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Periodic Financial Report by the Principal Executive officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We filed a current report on Form 8-K dated August 1, 2004, pursuant to Item 9 thereof, with respect to our press release announcing the Company’s financial results for the period ended July 17, 2004 and related disclosure requirements of Regulation FD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRESH BRANDS, INC.
Dated: November 15, 2004	By: /s/ Louis E. Stinebaugh
Louis E. Stinebaugh,
President and Chief Operating Officer
Dated: November 15, 2004	By: /s/ John H. Dahly
John H. Dahly,
Executive Vice President, Chief Financial Officer,
Secretary and Treasurer