Form 10-K
period 2005-01-01
FRESH BRANDS INC
filed 2005-03-17
CIK 1135431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 of the
Securities Exchange Act of 1934 for the fiscal year ended January 1, 2005 of

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

The aggregate market value of Common Stock held by non-affiliates as of July 17, 2004 was approximately $34,300,000 and the aggregate market value of Common Stock held by non-affiliates as of March 15, 2005 was approximately $34,900,000. This value includes all of the shares of our Common Stock, except for the shares beneficially owned by our directors and the executive officers listed in Item 1A below.

The number of shares of our Common Stock outstanding as of both July 17, 2004 and March 15, 2005 was 4,927,414.

Portions of our definitive Proxy Statement for our 2005 annual meeting of shareholders, which will be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year and, upon such filing, will be incorporated by reference into Part III to the extent indicated therein.

PART I

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this annual report on Form 10-K, particularly in the section titled “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we believe, anticipate, expect or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Specifically, forward-looking statements include statements about: (a) our expectations regarding the anticipated benefits of our new operational focus, particularly our new in-store value proposition and pricing and marketing strategy, including the impact that they will have on our future financial performance and condition, including on our net sales and gross profit margins and comparable store sales; (b) the anticipated benefits that our new in-store value proposition and specific marketing plans and other operating goals will have on our underperforming corporate and franchised supermarkets and the potential consequences if such anticipated benefits are not realized; (c) the number of expected owned and franchisee supermarket closings in 2005, the amount of charges we expect to incur in connection with such supermarket closings and the potential effect that such charges could have on our future financial performance and condition; (d) the annual savings that we expect to realize as a result of our full integration of our Dick’s Supermarkets operations; (e) the anticipated impact that our new headquarters pricing system will have on our pricing strategy; (f) our ability to continue to grow our wholesale operations; (g) our belief that our existing bank credit facility will provide us with sufficient liquidity to meet our normal, expected working capital requirements, planned capital expenditures, and term debt payments for 2005; and (h) the potential that we may incur impairment charges for long-lived assets or goodwill and the potential magnitude of such charges. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect our anticipated results. Such risks and uncertainties include, but are not limited to, the following: (1) our realizing the expected benefits of our new in-store value proposition and the likely material adverse consequences to our financial results and condition if they are not realized or not realized in a timely manner; (2) the possibility that the our vendors may adversely change the terms on which they extend credit to sell us products; (3) our limited liquidity under our revolving credit facility; (4) our significant capitalized lease and guarantee amounts; (5) the presence of intense competitive market activity in our market areas, including competition from warehouse club stores and deep discount supercenters; (6) the cost advantages that many of our competitors have as a result of their larger purchasing power and, in many cases, non-union workforces; (7) our ability to identify and convert new franchisee stores; (8) our continuing ability to obtain reasonable vendor marketing funds for promotional purposes; (9) the potential recognition of repositioning and/or other charges resulting from potential closures, conversions and consolidations of retail stores due principally to the competitive nature of the industry and to the quality of our retail store operators; (10) the potential recognition of additional charges relating to uncollectible accounts receivable from our franchise operators; (11) the potential recognition, if we are not able to achieve our operating plans for certain of our corporate retail stores, of additional potentially significant impairment charges for long-lived assets or goodwill; and (12) our costs to continue to comply with the Sarbanes-Oxley Act of 2002. Shareholders, potential investors and other readers are urged to consider these risks carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this annual report on Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1. Business.

General

        We are a supermarket retailer and grocery wholesaler principally through corporate-owned, franchised and independent supermarkets. At the end of 2004, we owned and operated 21 supermarkets, two convenience stores and franchised an additional 81 supermarkets. Our corporate and franchised supermarkets are sometimes collectively referred to in this Form 10-K as “our” supermarkets. Twelve of our corporate supermarkets operate under the Piggly Wiggly® banner and nine of them operate under the Dick’s® Supermarkets banner. All of our franchised supermarkets operate under the Piggly Wiggly banner. We are the primary supplier to all 102 supermarkets and also serve as a wholesaler to a number of smaller, independently operated supermarkets and convenience stores. All of our supermarkets and other wholesale customers are located in Wisconsin, northern Illinois and northeastern Iowa.

Strategic Plan

        In December 2003, we hired Louis E. Stinebaugh, as our Executive Vice President – Operations, and re-hired our retired long-time Chief Financial Officer, John H. Dahly. In May 2004, Mr. Stinebaugh was promoted to the positions of President and Chief Operating Officer. In 2004, our board and management team determined that it would be in the best interests of our shareholders to adopt a new operational focus that places a greater emphasis on improving the results of our current operations through focusing on our in-store value proposition, developing specific marketing plans and other operational goals for certain of our underperforming corporate stores, increasing our wholesale business and reducing our debt. This marked a return to our successful strategy used for many years prior to 2000. We believe that successful implementation of this new operational focus will help to reinvigorate our corporate and franchise retail system and allow us to once again generate consistent, reliable earnings and cash flows.

        A key aspect of our new operational focus is a renewed emphasis on our in-store value proposition, which was rolled out to all of our corporate and franchised Piggly Wiggly stores in November 2004. Our in-store value proposition focuses on our customer service and community involvement, the quality of our products, including the best perishables offerings in the marketplace, as well as the value represented by the “every day low prices” on our “center store” merchandise such as our grocery, general merchandise and health and beauty care products. In connection with our renewed emphasis on our in-store value proposition, we have decreased the prices of many of our products. We believe that our new pricing and marketing strategy, which focuses on center store products such as grocery, general merchandise, and health and beauty care products, will help to significantly increase comparable store sales of both our corporate and franchise stores during 2005. We expect the immediate impact of our more competitive prices will likely result in lower retail gross margins in the short term. However, we expect this strategy will make us more price competitive in the long term and, as a result, we expect to increase comparable store sales, achieve an improved sales mix, increase our ability to leverage fixed store expenses, and continue to control other store operating expenses. We expect that these anticipated results will ultimately help improve our corporate store operating margins and reduce our provisions for potentially uncollectible franchise receivables.

2004 Actions

        Our actions in 2004 included:

•	closing five underperforming corporate supermarkets and one underperforming franchised supermarket. These closures resulted in approximately $2.2 million of after-tax charges in 2003 and additional after-tax charges of approximately $3.6 million in 2004;

•	increasing promotional activities during the first half of 2004 to help increase retail sales;

•	rolling out our new in-store value proposition to all of our corporate and franchised Piggly Wiggly stores in November 2004;

•	focusing on improving our relationships with our vendors, franchisees (including through the formation of a new franchisee advisory board) and other business partners;

•	adding William G. May, Jr. and Thomas M. Stemlar, two new independent directors, to our board of directors, and further strengthening our management team by hiring Jonathan B. Hoenecke as our Vice President of Finance;

•	selling three corporate supermarkets, two of which continue to be operated as consolidated franchised Piggly Wiggly supermarkets;

•	replacing our bakery/deli production facility in Platteville, Wisconsin with a new, substantially larger facility also in Platteville;

•	converting three new independent operators and their seven supermarkets to Piggly Wiggly franchised supermarkets;

•	opening a new market corporate supermarket in Maquoketa, Iowa;

•	further integrating our Dick's Supermarkets operations, which we expect to result in substantial cost savings in 2005 and future years;

•	purchasing a leading-edge, headquarters pricing application that will provide our stores with a flexible, just-in-time competitive pricing system;

•	successfully implementing the provisions of Section 404 of the Sarbanes-Oxley Act, which include requirements for our management and auditors to report on our internal controls; and

•	entering into a new replacement revolving credit facility.

See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the expected impact that many of these actions may have on our future results of operations and/or financial condition.

Planned 2005 Actions

        Our planned 2005 actions include:

•	focusing our efforts on increasing our sales through our renewed emphasis on our in-store value proposition;

•	implementing aggressive turn-around plans for our underperforming supermarkets;

•	the closing of an additional three or four underperforming franchise stores. The provision for uncollectible franchise receivables related to these stores was $2.0 million in 2004. Depending on the timing of these closures, we could incur additional lease exit liabilities of up to $1.5 million related to these stores in 2005;

•	attempting to increase our wholesale business by seeking to attract new Piggly Wiggly franchisees;

•	implementing our new flexible, just-in-time competitive pricing system and taking full advantage of the increased pricing flexibility that it will provide us;

•	expanding the business of our new bakery/deli production facility, taking full advantage of its increased capacity and capabilities;

•	reducing our bank debt; and

•	completing the integration of our Dick's Supermarkets operations.

        As a result of our current operations, we do not anticipate purchasing or building additional new corporate supermarkets in 2005 and our other capital expenditures are expected to be well below our past levels. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for additional information.

Retail Operations

        Our supermarkets stock a comprehensive selection of groceries, frozen foods, prepared foods, fresh produce, meat, poultry, eggs and dairy products as well as non-food items, such as health and beauty aids, housewares, magazines and periodicals, video cassette rentals, flowers and plants, greeting cards and general merchandise. We operate our stores emphasizing our in-store value proposition, customer service, community involvement and the quality of our products, including the best perishable offerings in the marketplace, as well as the value represented by the “every day low prices” on our “center store” merchandise such as our grocery, general merchandise and health and beauty care products.

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

        The products in our supermarkets fall within a broad range of branded merchandise and private-label store branded product alternatives. In general, the private-label products have lower selling prices, but higher gross profit margins, than branded merchandise. Consistent with trends generally within the retail supermarket industry, we continue to experience increases in customer demand for store brands and believe that our Topco-procured line of branded products is satisfying this consumer trend. See “Purchasing and Distribution” below for more information. We believe that inflation did not have a significant effect on sales between 2003 and 2004.

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

        We also operate two convenience stores with fuel stations located adjacent to two of our supermarkets. Sales at these facilities accounted for less than 1% of our 2004 net sales.

Wholesale Operations

        We are the primary supplier to all of our supermarkets. We also serve as a wholesaler to other smaller independent retail supermarkets, although such sales accounted for less than 1% of our 2004 net sales. We supply a variety of products to our supermarkets and other wholesale customers, primarily from our two distribution centers in Sheboygan, Wisconsin. In addition, we provide our supermarkets and other customers with bakery and deli items from our centralized bakery/deli production facility in Platteville, Wisconsin and fresh, frozen and processed meat, eggs and deli products from a third-party distribution facility in Milwaukee, Wisconsin. Additionally, through arrangements with several vendors, we also offer a line of carbonated soft drinks, fruit drinks and drinking and distilled water under our Springtime® label.

        A key part of our wholesale operations is the strong partnership between us and our franchised supermarkets established by our “Fresh Brands Program.” This partnership, which results in an integrated retail food distribution system that had over $900 million in retail sales in 2004, allows us to leverage the combined buying power of all of our franchised and corporate supermarkets and deliver a powerful and effective promotional vehicle for our participating vendor partners. By operating in this manner, we are able to achieve better performance than if we did not coordinate the promotions run by our franchisee customers.

        Our franchisees, most of which own only one or two supermarkets, benefit from our Fresh Brands Program because it provides them with cost-effective administrative support services and financial resources that are associated with being a part of a large organization and are difficult for independent operators to replicate or obtain on their own. We believe that our Fresh Brands Program provides our franchisees with the support services, including retail performance counseling and supervision, and financial resources they need to operate efficient, contemporary supermarkets that can compete with supermarkets owned and operated by competitors with substantially greater resources, while retaining the independent retail ownership, entrepreneurial spirit and community involvement that we believe is an integral part of the success of many of our franchisees. Consistent with industry practice, in certain situations, we also provide credit enhancements to certain qualified franchisees, including by leasing the franchisee’s supermarket premises and, in turn, subleasing the premises to the franchisee. We provide some of these services as part of the Fresh Brands Program, while other services are provided under a separate fee arrangement intended to cover our costs. In addition, our franchisees pay us fees determined by the retail sales of their supermarkets. We do not charge an initial fee to franchisees for granting a franchise.

        Another goal of our Fresh Brands Program is to present all of the supermarkets with a common banner as operating under a unified program so that our customers can treat all such supermarkets as a part of the same supermarket “chain.” We do this by coordinating systemwide promotions and other merchandising events in which all of our franchised and corporate supermarkets participate. For example, we control the selection of sale items at all of our supermarkets and produce and distribute weekly newspaper advertising inserts that advertise the same sales at all of the supermarkets operated under the same banner. In addition, we establish various promotions that reward our customers for aggregate amounts of selected items purchased over a period of several weeks. These programs do not differentiate between purchases from our franchised or corporate supermarkets. Other efforts that we undertake to present all of our supermarkets that operate under the same banner as part of a single chain include:

•	outdoor billboard advertising;

•	television and radio advertising; and

•	sponsorship of sports entertainment and charitable events.

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

Our Supermarkets

        Our franchised supermarkets range in size from 10,400 square feet to 54,400 square feet, with an average of 26,900 square feet and our corporate supermarkets range in size from 23,900 square feet to 68,500 square feet, with an average of 39,900 square feet. All of our supermarkets contain several perishable or specialty service departments, including:

•	fresh and processed meat;

•	take-home entrees and snacks;

•	fresh fruits and vegetables;

•	fresh seafood;

•	delicatessen goods;

•	flowers and plants; and

•	baked goods.

        Several supermarkets also contain or provide one or more of the following:

•	wine and spirit sales;

•	video rentals;

•	lottery sales;

•	photo processing services;

•	TicketMaster® ticket centers;

•	in-house banking services; and

•	automated teller machines.

        The following table shows our development of, and changes in, our franchised and corporate retail supermarkets for the periods presented:

	Franchised Supermarkets					Corporate Supermarkets
	2000	2001	2002	2003	2004	2000	2001	2002	2003	2004
Beginning of Year	69	71	72	74	73	19	19	27	27	28
New Market Supermarkets(a)	1	--	--	--	--	--	--	--	1	1
Replacement Supermarkets(b)	2	2	2	3	1	1	1	1	2	--
Converted to/from Franchise(c)	--	--	--	--	2	--	--	--	--	(2)
Purchased Supermarkets(d)	--	--	--	--	--	--	8	--	1	--
Terminated Operations(e)	(2)	(4)	(2)	(4)	(2)	(1)	(1)	(1)	(3)	(6)
New Franchises(f)	1	3	2	--	7	--	--	--	--	--
End of Year	71	72	74	73	81	19	27	27	28	21
Remodeled and/or Expanded Supermarkets(g)	2	--	2	3	2	--	--	--	--	1

(a)	New market supermarkets are newly constructed supermarkets in market areas not recently served by us.
(b)	Replacement supermarkets are newly constructed or purchased supermarkets whose opening corresponds with the closure of a nearby franchised or corporate supermarket.
(c)	Supermarkets that are converted from corporate to franchise units, or vice versa, are included as reductions to supermarket totals in one category and corresponding additions to totals in the other category.
(d)	Purchased supermarkets are those that we purchased from a party other than one of our franchisees.
(e)	Terminated operations represent supermarkets that are no longer going concerns, including replaced supermarkets and supermarkets sold to parties that do not operate them as franchised supermarkets.
(f)	New franchises are additions to our franchise group other than through conversion from corporate supermarkets.
(g)	Remodeled supermarkets represent supermarkets that have undergone substantial expansion and/or remodeling totaling at least $300,000.

Purchasing and Distribution

        We purchase groceries in sufficient volume to qualify for favorable price brackets for most items. We purchase brand name grocery merchandise directly from the manufacturers or processors and purchase produce, meat and seafood from a variety of sources. We purchase substantially all of our private label items and fresh meats through Topco Associates LLC. Topco is a national purchasing cooperative whose member-owners consist of approximately 50 regional supermarket chains and food services organizations who collectively operate more than 3,000 supermarkets. According to Topco data, its member-owners accounted for approximately 15% of United States grocery store sales volume in 2004. In 2004, purchases through Topco accounted for nearly 26% of our total wholesale purchases. We also purchase supermarket and warehouse equipment and supplies, primarily bags and packaging material, through Topco. Topco’s size and purchasing power enable it to employ large-volume, low-cost purchasing techniques on behalf of its member-owners.

        We also participate in Topco’s “World Brands” program. World Brands is a Topco division dedicated to using the combined purchasing power and marketing strength of its members to obtain favorable treatment from national brand manufacturers. To attain this goal, World Brands, together with its members, negotiates with each vendor for the benefit of all of its members in a manner similar to the way that a retailer would do on behalf of its entire organization. There are currently 26 participants in the World Brands program, each of which is a member of Topco. According to World Brands data, the combined retail sales of its members surpasses that of all but five of the grocery retailers in the United States. We believe that World Brands presents us with an opportunity to qualify for more favorable prices and promotions than we could attain on our own.

        We and our direct-contract, third-party distribution center supplied most of the products supplied to our supermarkets in 2004. The remainder of products sold by our supermarkets were supplied by direct store delivery vendors. We operate two distribution centers in Sheboygan, Wisconsin with a total of approximately 425,000 square feet. We supply deli and bakery products from our 46,000 square foot centralized bakery/deli production facility located in Platteville, Wisconsin. While we perform the buying function, a third-party contractor in Milwaukee, Wisconsin performs the distribution services for our meat and dairy operations. We believe that this arrangement provides us with operating cost efficiencies and the ability to expand our wholesale product offerings and better satisfy wholesale customer delivery schedules through improved capacity.

        We operate a leased, full-service trucking fleet, which consists of 25 tractors and 44 refrigerated trailers. We augment our transportation requirements with temporary leasing arrangements as conditions warrant. PW Trucking, Inc., our subsidiary, provides contract and common carrier services throughout our operating territory. Revenues from unrelated parties generated by this business were nominal in 2004 and are expected to be nominal in 2005.

Competition

        The wholesale and retail food industry is highly competitive. At the wholesale level, we compete with regional and national wholesalers, such as Supervalu Inc., Roundy’s, Inc. and Nash Finch Co. We believe that key competitive factors include the provision of the following services to franchised customers:

•	advertising;

•	retail performance and supervision counseling;

•	accounting and financial services;

•	merchandising;

•	facilities engineering;

•	design and project management;

•	retail technology support; and

•	credit enhancements and working capital support.

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

Employees

        As of January 1, 2005, we employed approximately 2,400 persons, including approximately 1,650 in the operation of our corporate retail supermarkets. A majority of our corporate retail supermarket employees are employed on a part-time basis. Of our remaining employees, approximately 250 work at our centralized bakery/deli production facility, approximately 200 are engaged in warehousing and/or trucking activities and approximately 300 are corporate and administrative personnel. We have seven collective bargaining agreements that cover approximately 45% of our employees. None of our collective bargaining agreements are expiring in 2005.

Web Site Information

        Our corporate web site is www.fresh-brands.com. All of our Form 10-Ks, Form 10-Qs and Form 8-Ks, and amendments thereto, are available free of charge on this web site at www.fresh-brands.com/Investorfame.html as soon as practical after they have been filed with the SEC. We are not including the information contained on our web site as part of, or incorporating it by reference into, this annual report on Form 10-K.

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

        Our Success Is Substantially Dependent On Our Realizing The Benefits Of Our New In-Store Value Proposition. During the past several years, our profitability and the profitability of certain of our franchised supermarkets has decreased considerably. As a result, we closed six underperforming supermarkets in 2004 and, in both 2003 and 2004, we reported significant net losses. In addition, our aggregate debt, lease and guaranty obligations have increased significantly over the past several years. Due to these and other factors, we recently adopted an operational focus that places a greater emphasis on improving the results of our current operations through focusing on our in-store value proposition and developing specific marketing plans and other operational goals for our underperforming stores. Our success is substantially dependent upon our realizing the benefits of our new in-store value proposition. There can be no assurance that we will fully realize the expected benefits from our in-store value proposition. If our sales and operating results, particularly at several of our underperforming corporate supermarkets, do not improve substantially, then we could incur significant long-lived asset and other non-cash impairment charges. If sales and operating results at several of our underperforming franchised supermarkets do not improve, then we may incur additional significant losses for potentially uncollectible franchise receivables due to (i) amounts owed to us by our franchisees; (ii) our guarantees of the bank debt of some of our franchisees; and (iii) the fact that, as a credit enhancement arrangement, we lease some of our franchisees’ supermarkets from the landlord and sublease them to our franchisees, making us liable for all rent payments that our franchisees cannot pay. In addition, we could decide that we need to close or sell additional stores, which could result in additional charges related to remaining operating lease obligations. Such potential charges could have a material adverse effect on our financial results in the quarter and year that they are incurred, could have a material adverse effect on our cash flow, results of operations, financial condition and/or prevailing stock price. These charges could also cause our vendors to adversely change the terms pursuant to which they are willing to sell us products. Any such significant change in our liquidity could cause us to violate the financial covenants in our bank loan facility and have a material adverse effect on our results of operations and financial condition.

        We May Need To Seek Additional Sources Of Debt Capital. If we do not realize the expected benefits of our new operational focus, we may need to obtain additional debt capital. There can be no assurances that we could borrow such amounts from our bank lenders, either because our current bank facility would be insufficient to fund such additional borrowings or because such additional borrowings could violate the financial covenants in our bank loan facility. Other sources of capital may not be available at all. If such additional capital is available, it would likely require us to (i) pay significantly increased interest rates; (ii) issue stock, or grant options or issue warrants to purchase our stock, at prices substantially below the prevailing market price for our stock; and/or (iii) comply with financial and other covenants that would likely be substantially more restrictive than those in our current revolving credit facility. Such terms could have a material adverse effect on our cash flow, results of operations and financial condition, dilute the relative ownership percentage of our existing shareholders and restrict our ability to take the steps that we believe are required to successfully implement our operational focus.

        We May Explore Strategic Alternatives To Secure Additional Capital. If do not realize the expected benefits of our new operational focus, we may need to explore various potential strategic alternatives to raise capital, reduce our debt or otherwise help achieve our strategic goals and objectives. Such potential alternatives could include sales of some of our assets, supermarkets or operations, outsourcing various operations, a corporate restructuring or a business combination with another company. There can be no assurance that we would be able to successfully complete any such strategic alternative. Such potential strategic alternatives could have a material adverse effect on our cash flow, results of operations, financial condition, prevailing stock price and/or result in our incurring impairment or other charges, including potential charges associated with goodwill impairment.

        We May Issue Additional Shares, Options or Warrants To Obtain Additional Equity Capital Or In Connection With Our Efforts To Secure Additional Debt Capital. If we are unable to borrow additional debt capital, we may need to attempt to issue additional common stock to raise equity capital to reduce our debt. Alternatively, we may be required to sell stock or issue options or warrants in connection with our future efforts to obtain additional debt capital. Such actions would either have a dilutive effect on the relative percentage ownership interests of our existing shareholders or, if our shareholders were allowed to participate in such offerings, would require our shareholders to invest additional funds to prevent this dilution. In addition, such issuances would decrease our earnings per share unless our earnings increase by the amount required to offset the decrease in our earnings per share due to the additional shares of our common stock. A decrease in our earnings per share may have a material adverse effect on the prevailing market price of our common stock. There can be no assurance that we either would, or would be able to, raise additional equity funds. A failure to raise equity funds may limit our ability to implement our operational focus and may have a material adverse effect on our financial condition. If we are successful in raising additional equity capital, the purchasers of our common stock may require us to comply with operational or financial covenants.

        Our Loan Facility Requires Collateral And Imposes Restrictive Covenants. Due to, among other things, our recent financial results, current financial condition and the increases in our aggregate debt, lease and guaranty obligations, when we entered into our new loan facility our banks required us to pledge all of our assets as collateral under our bank loan facility, guaranty additional amounts owed by our franchisees, obtain a letter of credit to ensure repayment of some of our franchisee loan guarantees, grant a second security interest in all of our assets to a bank that has made the majority of the franchisee loans that we have guaranteed and increased our interest rate. In addition, our bank loan facility contains covenants that require us to meet certain financial performance targets and prohibits us from taking certain other actions. Certain covenants prohibit us from guaranteeing additional franchisee bank debt and from entering into new arrangements pursuant to which we lease a new franchisee’s supermarket premises and, in turn, sublease the premises to the franchisee. The covenants in our bank loan facility also limit our ability to incur additional debt and other obligations, including capital lease obligations. Finally, our bank loan facility requires us to meet financial covenants, including covenants regarding our Fixed Charge Coverage Ratio, Total Senior Debt Cash Flow Leverage Ratio and Paid Sublease Ratio (all as defined in our bank credit facility). These restrictions could limit our ability to implement our operational focus, which may have a material impact on our results of operations and financial condition. In addition, if we violate the financial or other covenants in our bank loan facility and we are unable to repay the amounts owed to them or obtain other capital or amend or obtain waivers to our credit agreement, our bank lenders could accelerate our obligations under our credit agreement and foreclose on substantially all of our assets.

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

        The Benefits Provided To Our Retail Union Workforce Results In A Cost Disadvantage. As of January 1, 2005, approximately 57% of our retail employees were covered by union contracts. Our costs associated with our union employees, including particularly the costs of the benefits provided to our union employees, have increased significantly over the past several years. There can be no assurances that our labor costs, including particularly our employee benefit costs, will not continue to increase significantly. We have been unable to recover recent significant cost increases associated with our union employees by increasing the prices charged to our customers. We are unlikely to be able to recover any future cost increases because several of our competitors have a competitive advantage resulting from utilizing lower-cost, non-union workforces. As a result, these increases have, and any future increases will likely continue to have, a material adverse effect on our financial results. In addition, several companies in our industry have recently experienced prolonged strikes that have had significant adverse effects on their results of operations and financial condition. We cannot assure you that we will not suffer business interruptions as a result of strikes or other work stoppages. Any significant labor stoppage or disruption would have a material adverse effect on our cash flow, results of operations and financial condition, prevailing stock price and/or, could cause us to violate the financial covenants in our bank loan facility.

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

        We May Incur Additional Charges Associated With One Of Our Multi-Employer Health And Welfare Benefit Plans. Several employers of one of our multi-employer health and welfare benefit plans have withdrawn from the plan. Because the plan is underfunded, we may be required to pay a portion of the underfunded liabilities. In such event, we estimate that our obligations, which we have recorded, would be approximately $930,000. If we are required to pay significantly more than this amount, the related charges may materially affect our financial results in the quarter and year that they are incurred.

        We Experience Intense, Ongoing Competition. We compete with other national, regional and local food wholesalers for new franchised supermarket operations, as well as independent customers. Our wholesale competitors include Supervalu Inc., Roundy’s, Inc. and Nash Finch Co. Most of our supermarkets are located close to, and compete with, other supermarkets. Competing supermarkets include Pick ‘N Save, Cub Foods, Jewel Food Stores, Sentry Food Stores and Copps Supermarkets. Our supermarkets also compete with “alternative format” food stores, including warehouse club stores, such as Sam’s Clubs, deep discount “supercenters,” such as Wal-Mart Supercenters, and limited assortment grocery stores, such as Aldi and Sav-A-Lot stores. In addition to existing competitors, Wal-Mart has announced plans to substantially increase the number of Wal-Mart Supercenters in our market areas in 2005 and 2006. Many of our competitors have substantially greater financial, marketing and other resources than we have. Additionally, these competitors have cost advantages compared to us related to their greater purchasing power and, in many cases, non-union labor workforces. These competitors have had, and will likely continue to have, a material adverse effect on our results of operations and financial condition. The opening of additional new supermarkets and other competitive stores, and remodelings of existing competitive stores, in our markets may have a material adverse effect on our results of operations and financial condition.

        Trends In Consumers’ Purchasing Patterns Have Led, And May Continue To Lead, To Reduced Sales, Margins And Profitability. Traditionally, many consumers have purchased most or all of their paper products (such as toilet paper, napkins and paper towels), laundry supplies, pet supplies, coffee, cereal and perishable items from traditional supermarkets such as our supermarkets. However, there has been a trend toward purchasing these items in large quantities from alternative sources such as warehouse club stores, supercenters, discount stores or pet stores. In addition, many consumers have increased the number of meals that they eat away from home and decreased their purchases from supermarkets. Finally, many of our customers have been “trading down” their purchases over the past several years, buying fewer and lower priced items than in the past. We believe that these trends have reduced the sales, margins and profitability of our supermarkets and our wholesale operations. If the strategies we have developed in response to these trends are not successful, these trends could continue to have a material adverse effect on our financial results.

        We Are Susceptible To Localized Economic Downturns. All of our operations are located in Wisconsin, northern Illinois and northeastern Iowa. As a result, downturns in the general economy in this geographic region may have a material adverse effect on our financial results. Over the past several years, the economic conditions in our markets have led consumers to buy fewer and lower priced items from our supermarkets. There can be no assurance that our customers will return to their historical purchasing patterns or that we will be able to open or acquire additional wholesale distribution facilities or retail supermarkets in the number of new markets necessary to achieve geographic diversification.

        Potential Future Sales Of Our Franchised Supermarkets May Reduce Our Sales And Earnings. The majority of our supermarkets are owned and operated by franchisees, most of whom own only one or two supermarkets. Certain of our franchisees are approaching retirement age and may, within the next few years, decide to sell their supermarkets. Historically, most of our franchisees have sold their supermarkets to parties that want to continue to operate the supermarkets as our franchisees. However, in some instances, our franchisees may be able to sell the supermarkets for a higher price if they sell them to parties that do not want to operate them as our franchisees. We have a right to purchase our franchised supermarkets upon termination of our franchise agreements, but as a result of our financial condition and restrictions on such transactions in our loan facility, we may not be able to borrow the funds required to exercise such rights. If we do not exercise our right of first refusal and allow franchised supermarkets to be sold to parties that do not want to operate them as our franchisees, we will lose the wholesale sales, earnings and cash flow associated with these supermarkets. If we exercise our option to purchase a significant number of such franchised supermarkets during a relatively short period, we would likely be required to spend substantial amounts, probably funded through increased borrowing. If we attempt to resell some or all such supermarkets to parties that want to continue to operate them as our franchisees, we would retain the wholesale sales and earnings associated with such supermarkets. However, we may be required to sell them for a lower price than we paid for them, which would require us to incur losses, increase our debt and interest expense. Any significant increased debt levels that would result from such transactions would increase our interest expense, may make our financial condition more risky and susceptible to a downturn in our business and may limit our ability to pursue other franchise acquisition opportunities.

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

Item 1A. Executive Officers of the Registrant.

Name and Age	Positions and Offices
Louis E. Stinebaugh, 48	President and Chief Operating Officer(a)
John H. Dahly, 64	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Jonathan B. Hoenecke, 46	Vice President of Finance

(a)	Mr. Stinebaugh is also a member of our board of directors.

        Louis E. Stinebaugh became our President and Chief Operating Officer in May 2004, served as our Executive Vice President — Operations from December 2003 to May 2004, was the President of the Sentry division of Supervalu, Inc. from September 2003 to December 2003, was the President of the Sentry Division in Milwaukee of Fleming Companies, Inc. from March 2001 to September 2003 and was a Vice President of Merchandising/Marketing at Fleming prior to March 2001.

        John H. Dahly, became our Executive Vice President, Chief Financial Officer, Secretary and Treasurer in December 2003, served as our Chief Financial Officer and Secretary from 1984 to 1990, served as our Executive Vice President, Chief Financial Officer and Secretary from 1990 to January 2001 and served as a consultant to us from January 2001 to December 2003.

        Jonathan B. Hoenecke became our Vice President of Finance in June 2004, provided consulting services to us from November 2003 through June 2004, was the Vice President – Finance for the Retail Division of Roundy’s, Inc. from 2000 through 2003 and was the Chief Financial Officer of Mega Marts, Inc. from 1998 through 2000, when Mega Marts was acquired by Roundy’s.

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

        As of January 1, 2005, we leased all of our corporate supermarkets. As of January 1, 2005, we subleased 60 of our leased supermarkets to independent operators who are our wholesale customers and franchisees and one other supermarket to an independent operator.

        We own our combined distribution center and our headquarters complex in Sheboygan, Wisconsin which occupies approximately nine acres of a 16-acre site. The facility provides approximately 30,500 square feet of space for offices and related activities and approximately 364,000 square feet of distribution center space. We lease:

•	an additional 14,500 square feet of office space in Sheboygan used for customer support services under a lease expiring in August 2006;

•	a 46,000 square foot centralized bakery/deli production facility in Platteville, Wisconsin under a lease expiring in 2024; and

•	approximately 55,000 square feet of distribution center space in Sheboygan.

Item 3. Legal Proceedings.

        There are no material legal proceedings to which we are a party or to which any of our property is subject, other than routine litigation incidental to our business. No material legal proceedings were terminated during the fourth quarter of 2004.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our shareholders during the fourth quarter of 2004.

PART II

Item 5. Market for Our Common Stock, Related Shareholder Matters and Issuer Repurchases of Equity Securities.

        On February 24, 2005, pursuant to our program for compensating our independent directors, we issued 904 shares of our common stock to each of our five directors who were not employed by us or one of our service providers as a retainer for service on our board of directors in 2005. We issued these shares in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act because the issuance did not involve a public offering.

        Our common stock is traded over-the-counter on the Nasdaq Stock Market under the symbol FRSH. There are approximately 2,100 beneficial shareholders of our common stock. An analysis of high and low stock prices by quarter for the last three years is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
	High	Low	High	Low	High	Low	High	Low	High	Low
2004	$11.36	$8.90	$9.75	$7.30	$8.20	$7.30	$7.93	$7.50	$11.36	$7.30
2003	17.75	12.15	14.75	12.76	14.90	12.15	14.11	9.05	17.75	9.05
2002	21.53	16.33	18.72	16.71	17.30	13.46	15.61	13.29	21.53	13.29

        In 2004, we indefinitely suspended payment of our cash dividends. Our recent cash dividends paid per share were:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2004	$0.00	$0.00	$0.00	$0.00	$0.00
2003	0.09	0.09	0.09	0.09	0.36
2002	0.09	0.09	0.09	0.09	0.36

        Due to credit facility restrictions, the recent results of our operations and our focus on reducing our debt, we did not repurchase any shares during 2004 and do not currently anticipate making any additional corporate stock repurchases during 2005.

Item 6. Selected Financial Data.

Five-Year Financial Summary
(Dollars and shares in thousands, except per share data)	Fiscal Year (a) (b) (c)
	2004	2003	2002	2001	2000
Consolidated statements of operations data:
Net sales	$673,144	$602,509	$563,643	$511,397	$431,157
Operating income	5,242	5,828	17,086	14,325	12,822
Income from continuing operations	305	2,499	9,342	8,399	8,253
Net income (loss)	(3,035)	(473)	8,045	7,636	7,823
Diluted earnings per share:
Continuing operations	0.06	0.50	1.79	1.59	1.39
Net income (loss)	(0.62)	(0.09)	1.54	1.45	1.31
Cash dividends per share	--	0.36	0.36	0.36	0.36
Weighted average shares and equivalents
outstanding - diluted	4,923	5,042	5,231	5,269	5,951
Consolidated balance sheet data
(at fiscal year-end):
Working capital	$11,555	$16,443	$28,814	$19,112	$31,026
Total assets	202,979	183,986	171,173	138,320	104,222
Current maturities of capital lease
obligations and long-term debt	5,867	2,683	2,214	1,515	954
Current portion of revolving credit facility (d)	5,000	--	--	--	--
Long-term debt	21,694	17,827	26,204	16,569	2,685
Capital lease obligations	71,322	58,857	36,965	20,808	8,284
Total shareholders' investment	47,619	50,508	55,482	50,580	49,818
Other data:
Capital expenditures	$6,290	$12,711	$13,673	$6,183	$5,345
Depreciation and amortization	12,526	9,191	7,771	6,913	5,282

NOTES:	(a)	Our fiscal year ends on the Saturday closest to December 31. The 2003 fiscal year was a 53-week period. All other fiscal years presented were 52-week periods.
(b)	In 2004, we adopted the requirements of FIN 46R under which we were required to consolidate the financial statements of certain of our franchise entities in our consolidated financial statements. These entities were consolidated on a prospective basis from January 4, 2004 and prior years were not restated. See Note 3 of “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements for the impact on operating results for 2004.
(c)	All data should be read in conjunction with our audited consolidated financial statements and “Management’s discussion and analysis of financial condition and results of operations” as set forth in this Annual Report.
(d)	We have classified $5,000,000 of amounts we owed under our revolving credit facility on January 1, 2005 as current based on the amounts we have paid down subsequent to January 1, 2005. Our borrowings throughout 2005 will vary based on operating cash flows and the timing of capital expenditures, term debt repayments and seasonal working capital requirements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

        We are a grocery wholesaler and supermarket retailer principally through corporate-owned, franchised and independent supermarkets. At the end of 2004, we owned and operated 21 supermarkets, two convenience stores, and we franchised an additional 81 supermarkets. Our corporate and franchised supermarkets are sometimes collectively referred to as “our” supermarkets. Twelve of our corporate supermarkets operate under the Piggly Wiggly banner and nine of them operate under the Dick’s Supermarkets banner. All of our franchised supermarkets operate under the Piggly Wiggly banner. We are the primary supplier to all 102 of our supermarkets. We also serve as a wholesaler to a number of smaller, independently operated supermarkets and convenience stores. All of our supermarkets and other wholesale customers are located in Wisconsin, northern Illinois, and northeastern Iowa.

        Our operations are classified into three segments, wholesale, corporate retail, and franchise retail. Our wholesale business derives its revenues primarily from the sale of groceries and other products to our corporate and franchised supermarkets and independent retail customers through two distribution centers in Sheboygan, Wisconsin and through a third-party distribution facility in Milwaukee, Wisconsin. Additionally, we distribute items made in our Platteville, Wisconsin bakery/deli production facility to our corporate supermarkets, franchisees and independent customers.

        Our retail business consists of our 21 corporate supermarkets and our two convenience stores. Our convenience stores include fuel stations and are located on properties adjacent to our stores. We earn our retail revenues by selling products purchased from our wholesale segment and other merchandise to retail consumers. Compared to our wholesale segment, our retail segment generates higher gross profit margins, but has higher operating expenses.

        As discussed in the notes to the condensed consolidated financial statements, we were required to consolidate the financial statements of certain of our franchise entities in our consolidated financial statements as of January 4, 2004 even though we have no equity interests in these franchises. There are currently 17 franchise entities that comprise our franchise retail segment. Similar to our corporate retail segment, our franchise retail segment generates revenue by selling products purchased from our wholesale segment and other merchandise to retail consumers and has higher gross profit margins, but has higher operating expenses compared to our wholesale segment.

        Our fiscal year ends on the Saturday closest to December 31. Our 2004 fiscal year was a 52-week period, our 2003 fiscal year was a 53-week period and our 2002 fiscal year was a 52-week period.

Overview of 2004 and Current Plans

        In 2004, our board and management team determined that it would be in the best interests of our shareholders to adopt a new operational focus that places a greater emphasis on improving the results of our current operations through focusing on our in-store value proposition, developing specific marketing plans and other operational goals for our underperforming corporate stores, increasing our wholesale business and reducing our debt. We believe that successful implementation and execution of this new operational focus will help to reinvigorate our corporate and franchise retail system and allow us to once again generate consistent, reliable earnings and cash flows.

        Focusing on the long-term, in early 2004, we decided to close five underperforming corporate stores and one underperforming franchised store and to sell three other underperforming corporate stores (including two to a consolidated franchisee). These closures and sales resulted in significant charges related to asset impairments and lease exit liabilities in both 2003 and 2004. In part due to these charges, in both 2003 and 2004 we reported significant net losses. The following table reflects retail repositioning and other selected impairment charges in 2002, 2003 and 2004 (in thousands):

	2004	2003	2002
Repositioning and other impairment charges
Wholesale segment
Franchise store closure lease exit liability	$1,314	$100	--
Software writeoff (impairment)	--	2,375	--
Other	200	--	--
Corporate retail segment
Store impairment in connection with sale to a
consolidated franchisee	1,315	--	--
Store relocation lease exit liability	--	540	--
Other store asset impairments	--	685	--

Total repositioning and impairment charges	2,829	3,700	--

        An important part of our objective to improve our operating results is the reestablishment of our in-store value proposition. We believe this is a key component to reinvigorating our corporate and franchised store program and enabling us to more efficiently compete against other conventional operators and compete with those whose primary focus is price. We devoted significant effort in 2004 to refine our program to both better appeal to the budget-minded consumer and maintain the high quality of our perishables and service. During the first half of 2004, we increased promotional activities at the wholesale and retail levels to help increase retail sales. At the same time, we also refined our competitive pricing and marketing strategy. In addition, we have developed specific marketing plans and other operational goals for certain of our underperforming corporate stores. In November 2004, we rolled out our new in-store value proposition to all of our corporate and franchised Piggly Wiggly stores. We believe that our new pricing and marketing strategy, which focuses on center store products such as grocery, general merchandise, and health and beauty care products, will help to significantly increase comparable store sales of both our corporate and franchise stores during 2005. We expect the immediate impact of our more competitive prices will likely result in lower retail gross margins in the short term. However, we expect this strategy will make us more price competitive in the long term and, as a result, we expect to increase comparable store sales, achieve an improved sales mix, increase our ability to leverage fixed store expenses, and continue to control other store operating expenses. We expect that these anticipated results will ultimately help improve our corporate store operating margins and reduce our provisions for potentially uncollectible franchise receivables.

        In connection with the development of our competitive pricing and marketing strategy, we changed advertising agencies and developed a comprehensive media campaign to roll out our new in-store value proposition. As a result of these marketing activities, our advertising expense increased by $1.5 million in 2004. Also, in 2004, we purchased a leading-edge, headquarters pricing systems application that we anticipate will be a key component to maximizing the effectiveness of our pricing strategy and providing our corporate and franchised stores with a flexible, just-in-time competitive pricing system. We have begun the discovery and testing phases of this new system and expect to implement various components throughout 2005. Expected completion of the implementation process is scheduled for the first quarter of 2006.

        Due to our renewed focus on increasing our wholesale operations, we converted seven additional stores to the Piggly Wiggly banner in 2004. These stores contributed an additional $9.1 million in wholesale sales volume in 2004. We believe we can continue to increase our wholesale business through additional conversions to our Piggly Wiggly banner, as well as through secondary supply arrangements with other independent operators.

        In the fourth quarter of 2004, we began integrating the remaining redundant support functions of our Dick’s Supermarkets operations in Platteville, Wisconsin. This initiative will be completed in the first quarter of 2005 and, once completed, is expected to save us over $1.0 million in selling and administrative expenses annually. We incurred $0.2 million in severance obligations in 2004 as a result of this integration effort.

        In March 2004, we entered into a new, secured three-year $40.0 million revolving credit facility. While the new facility has slightly higher interest rates, we believe it gives us the liquidity we will need over the near term to rebuild our competitive program. However, in order to facilitate obtaining this facility on the most favorable terms, and in view of our recent results and financial condition and our focus on reducing our debt, we indefinitely suspended our quarterly cash dividend and our stock repurchase program.

        Finally, during 2004 we implemented the provisions of Section 404 of the Sarbanes-Oxley Act, which required our management and auditors to report on our internal controls. This implementation process was expensive both in terms of professional and other service provider fees and management time and focus. Our professional fees increased from $1.8 million in 2002, to $2.4 million in 2003, and $2.9 million in 2004. The professional fees in 2004 were largely driven by our Section 404 implementation efforts.

Results of Operations

        The following tables set forth certain selected items from our results of operations for 2002 through 2004:

(In thousands, except percentages)	2004(1)	2003(2)	2002
Net sales	$673,144	$602,509	$563,643
Gross profit(3)	143,329	116,913	108,893
Operating income	5,242	5,828	17,086
Interest expense	(4,258)	(2,256)	(1,871)
Minority interest in earnings of consolidated franchisees	(288)	--	--
Income from continuing operations before income taxes	696	3,572	15,215
Income tax provision	391	1,073	5,873
Income from continuing operations	305	2,499	9,342
Loss from discontinued operations, net of tax	(3,204)	(2,972)	(1,297)
Cumulative effect of change in accounting principle	(136)	--	--
Net income (loss)	$(3,035)	$(473)	$8,045

Net sales by segment:
Wholesale segment	$486,617	$506,099	$478,076
Corporate retail segment	283,977	275,460	249,776
Franchise retail segment	117,953	--	--
Intersegment eliminations:
Sales to corporate retail	(156,930)	(179,050)	(164,209)
Sales to franchise retail	(58,473)	--	--

Net sales	$673,144	$602,509	$563,643

Operating income (loss) by segment:
Wholesale segment	$8,415	$9,280	$14,811
Corporate retail segment	(4,766)	(3,452)	2,275
Franchise retail segment	(224)	--	--
Intersegment eliminations	1,817	--	--

Operating income	$5,242	$5,828	$17,086

Comparable store sales increases(4):
Corporate stores	1.6%	1.9%	0.3%
Consolidated franchise stores	4.0%
Other franchise stores(5)	2.6%	1.6%	1.2%
Combined corporate and franchised stores(5)	2.5%	1.7%	0.9%

(1)	In 2004, we adopted the requirements of FIN 46R under which we were required to consolidate the financial statements of certain of our franchise entities in our consolidated financial statements. These entities were consolidated on a prospective basis from January 4, 2004 and prior years were not restated. See Note 3 of “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” for the impact on operating results for 2004.
(2)	Our 2003 was a 53-week year. Our 2004 and 2002 were 52-week years.
(3)	Our gross profits may not be comparable to others in our industry because some entities may include all of the costs related to their distribution network in cost of products sold and others exclude all or a portion of such costs from gross profit, instead including them in an operating expense category such as selling and administrative expenses. Our cost of products sold includes product costs and the production labor in our bakery/deli production facility. Other costs, including purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of our distribution network are included in our selling and administrative expenses.
(4)	Comparable store sales increases are computed after adjusting for the additional week in fiscal 2003.
(5)	While franchised store sales are not recorded as revenue by us, we believe they are important in understanding our financial performance because their sales volumes generate additional wholesale sales volume and franchise fees and they are indicative of the financial health of our franchise base and the effectiveness of our in-store value proposition.

Wholesale segment

(In thousands, except percentages)	2004	2003	2002
Sales	$486,617	$506,099	$478,076
Gross profit	53,207	56,850	51,690
Gross margin	10.93%	11.23%	10.81%
Selling and administrative expenses	39,126	41,473	33,648
As a percent of sales	8.04%	8.19%	7.04%
Repositioning and other impairment charges	1,515	2,475	--
As a percent of sales	0.31%	0.49%	--
Depreciation and amortization	4,151	3,622	3,231
As a percent of sales	0.85%	0.72%	0.67%
Operating income	$8,415	$9,280	$14,811
Operating margin	1.73%	1.83%	3.10%

        In 2004, our wholesale sales decreased $19.5 million compared to 2003. This decrease primarily reflected the additional week in 2003 and the impact of closing one franchise store and five corporate stores during the first half of 2004 and selling one corporate store in August 2004. In addition, in 2003 we also realized $7.1 million in sales from a temporary supply arrangement with a group of local supermarkets previously supplied by Fleming Companies. Partially offsetting these decreases were sales to seven additional stores that we converted to the Piggly Wiggly banner in 2004.

        In 2003, our wholesales sales increased by $28.0 million compared to 2002 due primarily to the additional week in 2003 and the temporary supply arrangement with the group of local supermarkets previously supplied by Fleming Companies. In addition, our wholesale sales increased as a result of two new corporate stores, the replacement of two corporate stores, and the replacement of two franchise stores in 2003.

        Our decreased gross margin in 2004, compared to 2003, was primarily due to our increased promotional activities during the first half of 2004. Our increased gross profit and gross margin in 2003, compared to 2002, reflected certain adjustments to wholesale prices in 2003.

        During 2003 and 2004, we completed several initiatives to improve the productivity of our distribution processes, including facility upgrades, installation of a new warehouse management system and voice selection technology, and new engineered labor standards, which more than offset ongoing wage, fuel and freight cost increases. Despite these improvements, selling and administrative expenses have increased since 2002 primarily due to significant increases in our provisions for uncollectible franchise receivables, professional fees to comply with the provisions of Section 404 of the Sarbanes-Oxley Act, costs for group health coverage, and advertising expenses in connection with the roll out of our value proposition and marketing program in 2004.

        Our provision for potentially uncollectible franchise receivables was $4.9 million in 2004, compared to $6.3 million in 2003, and $1.5 million in 2002. These increases in 2004 and 2003 reflected the increased operating losses at several of our franchised supermarkets due to industry and market conditions. During 2004, we saw improvement in the operating performance of some of these franchisees principally resulting from becoming more price competitive in these markets through promotion in the first half of 2004 and the roll out of our value proposition in the fall of 2004. We continue to work with our franchisees to increase their sales volumes and improve their operating results through effective cost controls. The provision for 2004 also included $1.7 million related to those franchises that are now consolidated in our results of operations. This amount was eliminated in consolidation. We believe it is likely that an additional three or four underperforming franchise stores will be closed in 2005. The provision for uncollectible franchise receivables related to these stores was $2.0 million in 2004. Depending on the timing of these likely closures, we could incur additional lease exit liabilities of up to $1.5 million related to these stores in 2005.

        Our repositioning and other impairment charges in 2004 included $1.3 million for a lease obligation related to the franchised store closed in 2004 and $0.2 million for severance obligations incurred in December 2004 in connection with the integration of redundant management support functions for our Dick’s Supermarkets operations. We expect to save over $1.0 million in administrative expenses annually as a result of this integration. The repositioning and other impairment charges in 2003 primarily reflected the write off of the entire value of certain financial reporting and accounting software that was abandoned in 2003.

        Our depreciation and amortization charges have increased as result of capital expenditures (including capital leases) to improve the efficiency of our distribution facilities and opening our new bakery/deli production facility in Platteville, Wisconsin in 2004.

        During 2004, in connection with our change in management and the shift in our operational focus to our wholesale operations, we reevaluated our approach to reporting the results of our operating segments and decided to no longer allocate wholesale operating profits to our retail segment. This approach is consistent with how our management reviews the results of operations for our operating units. As a result of this change in our definition of segment operating profit, we also reassessed the allocation of goodwill that arose in connection with the Dick’s Supermarkets acquisition and allocated $11.5 million of goodwill to our wholesale segment. Prior year segment information has been restated to conform to the 2004 presentation.

Corporate retail segment

(In thousands, except percentages)	2004	2003	2002
Sales	$283,977	$275,460	$249,776
Gross profit	64,926	63,216	60,233
Gross margin	22.86%	22.95%	24.11%
Selling and administrative expenses	62,792	60,705	54,312
As a percent of sales	22.11%	22.04%	21.74%
Repositioning and other impairment charges	1,314	1,225	--
As a percent of sales	0.46%	0.44%	--
Depreciation and amortization	5,586	4,738	3,646
As a percent of sales	1.97%	1.72%	1.46%
Operating income (loss)	$(4,766)	$(3,452)	$2,275
Operating margin	(1.68)%	(1.25)%	0.91%

        For 2004, corporate retail sales increased $8.5 million, or 3.1%, compared to fiscal 2003. This increase was attributable to a $16.2 million increase in sales from two new supermarkets and two new convenience stores and a 1.6% increase in comparable store sales compared to 2003, after adjusting for the additional week in 2003. These increases were partially offset by a $6.6 million decrease resulting from the sale of two of our corporate stores to a franchisee.

        For 2003, corporate retail sales increased $25.7 million, or 10.3%, compared to 2002 as a result of an additional week in 2003, $15.5 million from two new or replacement stores, and a comparable store sales increase of 1.9% compared to 2002, after adjusting for the additional week in fiscal 2003.

        Our reduced gross margins in 2004 and 2003 reflect our efforts to become more consumer price competitive in our markets, especially those where we opened new or replacement stores, which generally have higher operating expenses than our other stores. Additionally, our reduced gross margins reflect increased promotional activities over the latter part of 2003 and the first half of 2004. In November 2004, we completed the roll out of our new value proposition and marketing strategy to our corporate Piggly Wiggly stores. We expect that this strategy will reduce our gross margins in the short term. However, we expect this strategy will make us more price competitive in the long term and, as a result, we expect to increase comparable store sales, achieve an improved sales mix, increase our ability to leverage fixed store expenses, and continue to control other store operating expenses. We expect that these anticipated results will ultimately help improve our corporate store operating margins.

        Our selling and administrative expense rate has increased since 2002 primarily as a result of our new and replacement stores, some of which do not currently have the sales volumes required for us to operate them efficiently. In addition, union health and welfare benefits have increased by approximately 25 basis points, or $0.5 million annually, since 2002.

        During the third quarter of 2004, we sold our three remaining corporate Piggly Wiggly stores in Illinois. We no longer supply one of these stores and, as a result, its results of operations have been reclassified as discontinued operations. The proceeds from the sale of this store were $1.1 million which approximated the book values of the assets sold. The other two stores were sold to a new consolidated franchisee and will continue to be supplied by our wholesale operations. In connection with the sale of these stores, we recognized an impairment of charge of $1.3 million ($0.8 million after-tax, or $0.16 per diluted share) in the second quarter of 2004 which was included in our repositioning and other impairment charges.

        Our repositioning and impairment charges of $1.2 million ($0.7 million, or $0.15 per diluted share) incurred in 2003 reflected the exit liability for a lease obligation related to a relocated store and an asset impairment charge for a corporate store. In March 2005, we will close one of our three corporate stores in Sheboygan, Wisconsin in order to consolidate our business in the two remaining corporate stores. We do not expect to have any further significant repositioning charges in connection with this closure.

        Depreciation and amortization charges reflect the impact of capital expenditures (including capital leases) incurred in connection with six new or replacement stores completed in 2002 through 2004.

        In 2003 and 2004, our corporate retail segment has incurred significant operating losses primarily resulting from several new stores opened in 2003 and 2004. In addition to the expected long-term improvements to operating results from the value proposition, we have developed specific marketing plans and other operational goals for these stores. With these action plans, we have developed long-term projections of the estimated cash flows for each of these stores and for our corporate retail segment, as a whole.

        We had long-lived assets (including capital lease assets) of $21.6 million related to these stores and $8.8 million of goodwill related to the corporate retail segment at January 1, 2005. Our end review for potential impairment of these assets indicated there was no impairment of the long-lived assets or goodwill at January 1, 2005 based largely on these long-term projections. While any assessment of long-lived asset impairment or goodwill impairment is inherently subjective and dependent on projections of future operating results, we believe that we conducted a thorough and competent valuation of these specific asset groups and the corporate retail segment, as a whole, at January 1, 2005 in support of these assessments.

        We will review the results of these initiatives throughout 2005 and monitor the valuation of our long-lived assets of these stores and the corporate retail segment, as a whole. To the extent that these stores, in particular, and the corporate retail segment, as a whole, are not able to substantially achieve expected sales and operating income performance, we could be required to record asset impairment charges and goodwill impairment charges. The range of any such potential charges, which could be significant, would be based on a number of factors, including the stores’ operating performance, future required capital expenditures, interest rates, and long-term growth assumptions.

Franchise retail segment

        Our franchise retail segment is comprised of our franchise entities that, under generally accepted accounting principles, we are required to consolidate with our own operations as of January 4, 2004 primarily because of our loan guarantees to these entities and their financial condition at the time the loan guarantees were made. These entities were consolidated on a prospective basis from January 4, 2004 and prior year results have not been restated. Prior to 2004, our exposure to the operating losses of these entities was recognized through our provision for uncollectible franchisee receivables, which is included in the wholesale segment operating results. The following table shows the impact that these consolidations had upon our financial results in 2004:

(In thousands, except percentages)	2004
Sales	$117,953
Gross profit	27,739
Gross margin	23.52%
Selling and administrative expenses	25,571
As a percent of sales	21.68%
Depreciation and amortization	2,392
As a percent of sales	2.03%
Operating loss	$(224)
Operating margin	(0.19)%

        Comparable store sales for our consolidated franchise retail stores increased 4.0% in 2004, after adjusting for the additional week in 2003. These increases were driven by the impact of two replacement stores completed in 2003, our additional promotional efforts in the first half of 2004, and the closure of competitive stores in certain markets. While the operating results of these franchise entities improved during 2004 as the operators and our retail operations management worked to leverage their sales growth and improve other operational expense controls, additional increases in sales volumes are needed to improve these stores’ operating results. Subject to local market competitive conditions and industry factors, we believe the operating results for these franchise entities may continue to improve over time with further sales growth and the continued close management of operational expenses.

        The losses of these 17 entities included in our 2004 income from continuing operations before income taxes was as follows:

(In thousands)	2004
Franchise retail sales	$117,953
Eliminations in consolidation	(58,473)

Net impact on consolidated net sales	$59,480

Operating loss of consolidated franchise entities	$(224)
Interest expense of consolidated franchise entities	(1,163)

Net losses of consolidated franchise entities	(1,387)
Minority interest in earnings	(288)

Losses included in consolidated income before income taxes	$(1,675)

Interest Expense

The following table sets forth the components of our net interest expense for 2002 through 2004.

(In thousands)	2004	2003	2002
Capital lease obligations	$2,212	$1,619	$1,160
Long-term debt of Fresh Brands	812	750	821
Amortization of deferred issuance costs	149	--	--
Debt and capital lease obligations of consolidated franchisees	1,163	--	--
Other	(78)	(113)	(110)

Total interest expense, net	$4,258	$2,256	$1,871

        Interest expense in 2004 increased by $2.0 million primarily as a result of our consolidation of 17 franchise entities pursuant to FIN 46R, increased interest expense on our revolving loan facility primarily due to higher rates, and the amortization of the deferred issuance costs incurred in connection with the execution of the new revolving loan facility. In addition, the interest on capital lease obligations increased as a result of the additional capital lease obligations incurred in connection with our new corporate store in Iowa and the new bakery/deli production facility.

        Interest expense in 2003 increased by $0.4 million primarily as a result of the additional capital lease obligations incurred in connection with the opening of two new corporate stores in 2003.

Income Tax Provision

        Our effective tax rate for income from continuing operations was 56.2% for 2004, 30.0% for 2003 and 38.6% for 2002. The higher effective tax rate in 2004 reflected certain state tax losses in 2004 for which no benefits were recorded.

Discontinued Operations

        Discontinued operations include the operating results for stores that we have closed or sold and as to which we will have no continuing involvement in those specific markets. They include the operating results of one store that we closed in December 2003, five stores that we closed in May 2004 and one store that we sold in August 2004 that we will no longer supply. The loss on discontinued operations for 2004 included charges of $3.0 million ($1.9 million after-tax, or $0.38 per diluted share) relating to the remaining lease obligations for the five stores closed in May 2004. The loss on discontinued operations for 2003 included charges of $2.0 million ($1.2 million after-tax, or $0.24 per diluted share) related to the impairment of capital lease assets and other equipment at these stores.

Cumulative Effect of Accounting Change

        The cumulative effect of accounting change reflects our adoption of the consolidation provisions of FIN 46R as of January 4, 2004. The cumulative effect adjustment of $136,000 reflects the difference between consolidating the 16 franchises required to be consolidated as of January 4, 2004 and the eliminations of the allowance for doubtful accounts that had been provided for those franchises at that date.

LIQUIDITY AND CAPITAL RESOURCES

Summary

        The following tables summarize our cash flow during 2003 and 2004 and other information related to our liquidity and capital resources (in thousands, except for ratios):

	2004	2003
Cash and cash equivalents at beginning of year
	$1,323	$6,008
Cash provided by operating activities	6,235	19,282
Cash provided by (used for) investing activities	990	(8,766)
Cash provided by (used for) financing activities	(2,793)	(15,201)
Cash of consolidated franchises at beginning of year	115	--

Cash and cash equivalents at end of year	$5,870	$1,323

	January 1, 2005	January 3, 2004
Working capital (current assets minus current liabilities)	$11,555	$16,443
Current ratio (current assets divided by current liabilities)	1.19:1.00	1.30:1.00
Ratio of total liabilities to shareholders' investment	3.26:1.00	2.64:1.00

        The classification of $5 million of the amounts owed under our revolving credit facility on January 1, 2005 as current (based on the amounts we have paid down subsequent to January 1, 2005) caused the changes in our working capital and current ratio at the end of 2004, compared to the end of 2003. Our borrowings throughout 2005 will vary based on operating cash flows and the timing of capital expenditures, term debt repayments and seasonal working capital requirements.

        The consolidation of 17 franchise entities was a significant cause of the increase in our ratio of total liabilities to shareholders’ investment at the end of 2004, compared to the end of 2003.

        In March 2004, we entered into a secured three-year, $40.0 million revolving credit facility with LaSalle Bank and U.S. Bank, which replaced our former unsecured $35.0 million revolving credit facility. In order to obtain our new credit facility, we were required to pledge all of our assets as collateral and agree to increased interest rates of 25 to 50 basis points compared to the weighted average interest rate that we paid in 2003. In addition, our new credit facility includes covenants that prohibit us from taking certain other actions. These covenants include:

•	a prohibition on us from guaranteeing additional franchisee bank debt;

•	a prohibition on us from paying cash dividends on our common stock; and

•	a limit on our ability to repurchase our common stock.

        The covenants in our new credit facility also limit our ability to incur additional debt and other obligations, including capital lease obligations. In addition, our new credit facility requires us to comply with the following financial covenants at the end of each quarter:

Financial Covenant(1)	Required Ratio	Ratio as of January 1, 2005
Fixed Charge Coverage Ratio(2)	At least 1.25:1	5.01:1

Total Senior Debt Cash Flow Leverage Ratio(3)	No more than 2.00:1	1.48:1

Paid Sublease Ratio(4)	At least 0.90:1	0.98:1

(1)	Each of these ratios is defined in our revolving credit agreement.
(2)	Our Fixed Charge Coverage Ratio is a measure of our cash flow compared to our fixed charges.
(3)	Our Total Senior Debt Cash Flow Leverage Ratio is a measure of our senior debt compared to our cash flow.
(4)	Our Paid Sublease Ratio is a measure of the number of our franchisees who sublease their stores from us who are current on their rent payments.

        As of January 1, 2005, we had $9.7 million of availability under our revolving credit facility. We believe that our cash flow from operations and availability under our revolving credit facility will be sufficient to meet our normal, expected working capital requirements, planned capital expenditures, and term debt payments for 2005.

Cash Flows From Operating Activities

        Cash provided by operating activities was $6.2 million in 2004 compared to $19.3 million in 2003. This change was largely the result of cash generated in 2003 from reduced levels of inventory and significant decreases in accounts payable and accrued liabilities in 2004. The 2004 reduction in inventory levels was primarily in connection with the closure or sale of six corporate stores. Cash provided by operating activities before changes in operating assets and liabilities was $18.6 million in 2004, compared to $20.0 million and $17.5 million in 2003 and 2002, respectively.

Cash Flows From Investing Activities

        For 2004, aggregate capital expenditures were $6.3 million, compared to $12.7 million and $13.7 million for 2003 and 2002, respectively. Our 2004 capital expenditures included $1.5 million for retail equipment and fixtures related to new store openings, $1.5 million for equipment for our replacement bakery/deli production facility, $0.8 for retail pricing technology to support our in-store value proposition, $1.9 million for various other retail store and distribution center improvements, and $0.6 million for other corporate office technology and hardware.

        We have used sale and leaseback arrangements to finance substantially all of our retail facility projects. Under these arrangements, we capitalize the costs incurred for land and buildings under development until project completion. Upon completion, the facilities are sold and lease arrangements are established. In 2004, we completed the sale and leaseback for the corporate store opened in January 2004 and we were reimbursed for some interim funding related to the replacement bakery/deli production facility. In 2003, we completed sale and leaseback arrangements for two corporate stores and two franchised stores. We currently have no further commitments for any additional new or replacement facilities that will require any interim funding by us.

        Our 2005 capital budget is approximately $6.1 million. Approximately $1.7 million of our 2005 budget has been committed for implementing our retail pricing technology that will allow us to more strategically manage competitive prices and ultimately enhance our gross margins. Our remaining capital budget has been allocated as follows: $2.2 million for remodeling and maintaining our corporate stores, $0.8 million for our distribution centers and our new bakery/deli manufacturing facility, and $1.4 million for other technology-related projects and office renovations. We are not currently anticipating the purchase of any unaffiliated retail stores in 2005, but we may acquire supermarkets from one or more of our franchisees that may decide to exit the supermarket business. Any amounts that we spend in such transactions would be in addition to our current 2005 capital budget.

Cash Flows From Financing Activities

        Cash used for financing activities primarily reflects net borrowing or repayments under our revolving credit facility, payments of capital lease obligations and term debt, treasury stock purchases and cash dividends. During 2004, we used cash to pay $5.3 million in capital lease obligations and term debt, while borrowing an additional $3.2 million under our revolving credit facility. In 2003, we paid $2.6 million for capital lease obligations and term debt and reduced our borrowings under our revolving credit facility by $8.3 million. In addition, during 2003, we repurchased approximately 250,000 shares of our common stock, primarily to provide liquidity to our shareholders in our retirement savings plan, for an aggregate price of $3.5 million (an average per share price of $13.58), compared to no repurchases in 2004. Due to credit facility restrictions, our recent results of our operations and our focus on reducing our debt, we do not currently anticipate paying any dividends or making any additional repurchases under our stock repurchase plan during 2005.

OTHER CAPITAL COMMITMENTS — CONTRACTUAL OBLIGATIONS

        The following chart sets forth information regarding our contractual obligations and explains our significant related assets that offset many of these contractual obligations (in thousands):

	Payments Due by Year
	Total Contractual Obligation	Fiscal 2005	Fiscal 2006-2007	Fiscal 2008-2009	Thereafter
Revolving credit facility borrowings(1)	$20,300	$--	$20,300	$--	$--

Other notes payable	676	243	395	38	--

Consolidated franchisee debt, including annual interest costs	9,734	3,182	5,170	1,382	--

Capital lease obligations(2)	127,016	8,049	15,906	15,431	87,630

Operating lease obligations(3)	117,461	12,738	23,494	22,042	59,187

Purchase obligations(4)	14,100	5,400	8,200	500	--

Total contractual obligations	$289,284	$29,612	$73,465	$39,393	$146,817

(1)	The interest rate on revolving credit facility borrowings is based on either a defined base rate or the London Interbank Offered Rate (LIBOR) plus applicable margins based on a senior debt to cash flow ratio. At January 1, 2005, our borrowing rates were LIBOR plus 2.00% (4.40%) or base plus 0.50% (5.75%). Based on our weighted average rate of 4.82% and average outstanding borrowings of $20.0 million, our annual interest cost would be approximately $960,000.
(2)	Our capital lease obligations are for one of our warehouses, our bakery/deli production facility, 10 corporate stores, 15 franchise stores which we lease from the landlord and sublease to our franchisees and two closed stores. A total of $50.0 million of our capital lease obligations are offset by sublease obligations owed to us by our franchisees.
(3)	Our operating lease obligations include 27 corporate stores, 31 franchise stores which we lease from the landlord and sublease to our franchisees and three closed stores. A total of $59.9 million of our operating lease obligations are offset by sublease obligations owed to us by our franchisees.
(4)	We have two contracts with our vendors pursuant to which we receive significant upfront payments in return for a commitment to purchase a minimum amount of products during the term of the contract. If we fail to meet the minimum purchase requirements, we are typically required to repay some or all of the payments received from our vendor. These amounts are included as other liabilities on our consolidated balance sheets and reduce our cost of products sold ratably over the length of the contracts. The amounts listed in the table above represent the amounts that we may be required to pay if we do not meet the minimum purchase requirements of contracts expiring during the applicable periods.

OFF-BALANCE SHEET ARRANGEMENTS

        The following chart sets forth information regarding off-balance sheet arrangements as of January 1, 2005 (in thousands):

	Amount of Commitment Expiration by Year
	Total Contingent Obligation	Fiscal 2005	Fiscal 2006-2007	Fiscal 2008-2009	Thereafter
Standby letters of credit(1)	$10,033	$6,033	$4,000	$--	$--

Franchisee guarantees(2)	5,773	2,164	3,084	525	--

Total off-balance sheet arrangements	$15,806	$8,197	$7,084	$525	$--

(1)	Our letters of credit are in support of the self-insured portion of our workers’ compensation and general liability insurance programs, our guarantees of bank loans to our franchisees and other amounts we owe. Under accounting principles generally accepted in the United States, our letters of credit obligations are not recorded as liabilities on our financial statements because they are contingent obligations that we do not expect to pay.
(2)	As is common in our industry, we guarantee a portion of the bank debt of certain of our franchisees to support the growth of our franchisees and wholesale operations. All of these loan guarantees are collateralized, principally by equipment and inventory and, in some cases, with building facilities, corporate indemnification agreements and personal guarantees. Beginning in 2003, we adopted the provisions of FIN 45 and began recording a liability for the estimated fair value of all new guarantees. Our franchisees enter into a purchase commitment with us to purchase items from our wholesale segment in exchange for our guarantee of their debt; accordingly, we record in other non-current assets a purchase commitment asset equal to the estimated fair value of the guarantee obligation. We amortize the estimated fair value of the guarantees on a systematic basis as our guarantee exposure is reduced and we amortize our purchase commitment asset on a straight-line basis over the life of the purchase commitment.

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

Allowance for Doubtful Accounts

        We make estimates of the uncollectibility of our accounts and capital sublease receivable portfolios. We determine the adequacy of the allowance by analyzing the aging of receivables, customer financial statements, historical collection experience, value of collateral, other credit exposure with the customer including loan guarantees, and other economic and industry factors. It is possible that the accuracy of the estimation process could be materially impacted by different judgments as to collectibility based on the information considered and further deterioration of the accounts.

Inventories

        Inventories, substantially all of which consist of food, groceries and related products for resale, are stated at the lower of cost or market value. Cost is determined primarily on the last-in, first-out (LIFO) method. At January 1, 2005 and January 3, 2004, 74% and 88%, respectively, of all inventories were accounted for under the LIFO method. The excess of current cost over the stated LIFO cost of inventory was $11.3 million and $10.5 million at January 1, 2005 and January 3, 2004, respectively.

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

        Impairment charges for long-lived assets are recognized when expected undiscounted future cash flows are less than the assets’ carrying value (including capital lease assets). The impairment loss is estimated based on the excess of the assets’ carrying value over the fair market value of those assets. The timing and extent of impairment losses are significantly impacted by the estimates of future operating cash flows, the expectations on timing of disposition or sublease and the estimated sales price or sublease income. These factors are estimated by management based on its experience and knowledge of the markets in which they operate, inflation, general economic conditions, and resultant demand for commercial property.

Goodwill and Long-Lived Assets

        We assess the value of our goodwill on at least an annual basis by comparing the fair value of each segment with its carrying value. Fair value is determined primarily based on valuation analysis performed by management, which uses a discounted cash flow methodology. The valuation analysis requires significant judgments and estimates to be made regarding future operating cash flows, capital expenditures, and changes in working capital. Our estimates could be materially impacted by factors such as competitive forces, customer behavior, changes in growth trends, specific industry factors, and changes in interest rates. Significant deviations from our planned operating cash flows for 2005 could trigger another assessment of the value of our goodwill prior to our annual assessment, which is performed as of the end of our third quarter.

        In 2003 and 2004, our corporate retail segment has incurred significant operating losses primarily resulting from several of the stores opened in 2003 and 2004. In addition to the expected long-term improvements to operating results from the value proposition, we have developed specific marketing plans and other operational goals for these stores. With these action plans, we have developed long-term projections of estimated cash flows for each of these stores and for the corporate retail segment, as a whole.

        We have long-lived assets (including capital lease assets) of $21.6 million related to these stores and $8.8 million of goodwill related to the corporate retail segment at January 1, 2005. Our review for potential impairment of these assets indicated there was no impairment of the long-lived assets or goodwill at January 1, 2005 based largely on these long-term projections. While any assessment of long-lived asset impairment or goodwill impairment is inherently subjective and dependent on projections of future operating results, we believe that we conducted a thorough and competent valuation of these specific asset groups and the corporate retail segment, as a whole, at January 1, 2005 in support of these assessments.

        We will review the results of these initiatives throughout 2005 and monitor the valuation of the long-lived assets of these stores and the corporate retail segment, as a whole. To the extent that these stores, in particular, and the corporate retail segment, as a whole, are not able to achieve expected sales and operating income performance, we could be required to record asset impairment charges and goodwill impairment charges. The range of potential charges would be based on a number of factors, including the stores’ operating performance, future required capital expenditures, interest rates, and long-term growth assumptions.

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

NEW ACCOUNTING PRONOUNCEMENTS

FIN 46R (Consolidation of Certain Third Parties)

        As discussed in the section titled “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 3,” in December 2003, the FASB issued a revised Interpretation No. 46 (FIN 46R), “Consolidation of Variable Interest Entities.” FIN 46R is intended to clarify the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements”, to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. These entities are deemed to be variable interest entities (VIEs) under FIN 46R. The controlling financial interest in a VIE may be achieved through arrangements that do not involve voting interests.

        In the past, we have provided credit enhancements to certain of our franchisees in the form of lease and sublease arrangements and loan guarantees. As a result, we have completed an evaluation of the financial arrangements with our franchisees and have concluded that we are required to consolidate certain of these franchisees, primarily as a result of our loan guarantees to these entities. We have adopted the requirement to consolidate these entities as of January 4, 2004. Prior to 2004, we recorded our exposure to losses through these credit enhancement arrangements through our provisions for bad debts. The cumulative-effect adjustment of $136,000 represents the difference between consolidating these entities as January 4, 2004 and the allowance for doubtful accounts that was provided for these franchisees at that date. For the remaining franchisees to which we provided credit enhancements, we believe that our credit enhancements were not necessary for them to obtain their financing, but helped them obtain the loans and leases on more favorable terms.

SFAS No. 123R (Accounting for Stock-Based Compensation)

        In December 2004, the FASB issued revised Statement of Financial Accounting Standards No. 123 (SFAS No. 123R), “Share-Based Payment,” effective for interim periods beginning after June 15, 2005. SFAS No. 123R requires entities to use a fair value based method of accounting for stock-based compensation and eliminates the alternative to use the intrinsic value method under APB Opinion 25. The pro forma disclosures under stock based compensation reflect the approximate impact of SFAS No. 123R on our operating results. See the section in Note 2 of “Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements” titled “Stock-based compensation” for the pro forma impact that adoption of SFAS No. 123R would have had on our net earnings (loss).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Our only variable rate financial instrument subject to interest rate risk is a secured $40 million revolving credit facility which permits us, at our option, to borrow at interest rates based on either the bank’s prime rate or adjusted LIBOR. As of January 1, 2005, approximately $20.3 million was outstanding under our revolving credit facility.

        As a result of the amounts owed pursuant to our credit facility, increases in market interest rates would cause our interest expense to increase and our earnings before income taxes to decrease. Based on our credit facility borrowings as of January 1, 2005, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $203,000. Similarly, a 100 basis point decrease in the market interest rate would reduce our annual interest expense by approximately $203,000.

        We believe that our exposure to other market risks (including risks related to changes in foreign currency exchange rate, commodity prices, equity prices and trade accounts receivable) is not significant.

Item 8. Financial Statements and Supplementary Data.

Management’s Annual Report on Internal Control Over Financial Reporting

        The management of Fresh Brands, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. However, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.

        The management of Fresh Brands, Inc. has assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of January 1, 2005, based on those criteria.

        The Company’s independent registered public accounting firm, Deloitte & Touche LLP, have audited management’s assessment of the Company’s internal control over financial reporting. Their unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal controls over financial reporting appears on page 37 in this annual report on Form 10-K.

/s/ Louis E. Stinebaugh Louis E. Stinebaugh	/s/ John H. Dahly John H. Dahly
President and Chief Operating Officer	Executive Vice President, Chief Financial Officer,
Secretary and Treasurer

March 15, 2005

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Fresh Brands, Inc.:

        We have audited the accompanying consolidated balance sheets of Fresh Brands, Inc. and subsidiaries (the “Company”) as of January 1, 2005, and the related consolidated statement of operations, shareholders’ investment and cash flows for the year ended January 1, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fresh Brands, Inc. and subsidiaries as of January 1, 2005, and the results of their operations and their cash flows for the year ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

        As discussed in Note 3 to the consolidated financial statements, the Company adopted FASB Interpretation 46R, Consolidation of Variable Interest Entities, and, accordingly, began consolidating 16 franchises as of January 4, 2004, and, as discussed in Note 14 to the consolidated financial statements, the Company changed its reportable segments in 2004.

/s/ Deloitte & Touche

Milwaukee, Wisconsin
March 16, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders Fresh Brands, Inc.:

        We have audited the accompanying consolidated balance sheet of Fresh Brands, Inc. and subsidiaries as of January 3, 2004, and the related consolidated statements of operations, shareholders’ investment, and cash flows for the years ended January 3, 2004 and December 28, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fresh Brands, Inc. and subsidiaries as of January 3, 2004, and the results of their operations and their cash flows for the years ended January 3, 2004 and December 28, 2002, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Milwaukee, Wisconsin
February 26, 2004, except as to notes 5 and 14,
   which are as of March 17, 2005

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Fresh Brands, Inc.:

        We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Fresh Brands, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 1, 2005 of the Company and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the adoption of FASB Interpretation 46R and the change in reportable segments.

/s/ Deloitte & Touche

Milwaukee, Wisconsin
March 16, 2005

CONSOLIDATED BALANCE SHEETS
As of January 1, 2005 and January 3, 2004

(In thousands, except share and per share data)
Assets	2004	2003
Current assets:
Cash and equivalents	$5,870	$1,323
Receivables, net of allowance for doubtful accounts	16,098	17,457
Inventories	38,172	33,675
Land and building under development	--	4,926
Other current assets	7,038	7,550
Deferred income taxes	5,059	5,529

Total current assets	72,237	70,460

Capital sublease receivables	28,629	33,296
Property and equipment	34,299	31,233
Property under capital leases	39,463	22,453
Goodwill	21,455	20,280
Other assets	6,896	6,264

Total assets	$202,979	$183,986

Liabilities and Shareholders' Investment

Current liabilities:
Accounts payable	$32,196	$36,251
Accrued salaries and benefits	7,479	7,699
Other accrued liabilities	10,140	7,384
Current portion of revolving credit facility	5,000	--
Current maturities of capital lease obligations	2,899	2,367
Current maturities of long-term debt	2,968	316

Total current liabilities	60,682	54,017

Capital lease obligations	71,322	58,857
Revolving credit facility	15,300	17,150
Other long-term debt	6,394	677
Deferred income taxes	602	1,661
Other noncurrent liabilities	480	1,116
Minority interests	580	--
Shareholders' investment:
Common stock, $0.05 par value, authorized 20,000,000 shares, issued
8,750,342 shares in 2004 and 2003	438	438
Additional paid-in capital	15,575	15,575
Retained earnings	76,715	79,750
Treasury stock at cost, 3,822,928 shares as of January 1, 2005 and
3,841,191 shares as of January 3, 2004	(45,109)	(45,255)

Total shareholders' investment	47,619	50,508

Total liabilities and shareholders' investment	$202,979	$183,986

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
For fiscal years 2004, 2003 and 2002

(In thousands, except per share data)
	2004	2003	2002
Net sales	$673,144	$602,509	$563,643
Cost of products sold	529,815	485,596	454,750

Gross profit	143,329	116,913	108,893
Selling and administrative expenses	123,129	99,025	84,930
Repositioning and other impairment charges	2,829	3,700	--
Depreciation and amortization	12,129	8,360	6,877

Operating income	5,242	5,828	17,086
Interest income	51	144	111
Interest expense	(4,309)	(2,400)	(1,982)
Minority interest in earnings of consolidated franchisees	(288)	--	--

Income from continuing operations before income taxes	696	3,572	15,215
Income tax provision	391	1,073	5,873

Income from continuing operations	305	2,499	9,342
Loss from discontinued operations, net of tax	(3,204)	(2,972)	(1,297)
Cumulative effect of change in accounting principle	(136)	--	--

Net income (loss)	$(3,035)	$(473)	$8,045

Earnings (loss) per basic share:
Income from continuing operations	$0.06	$0.50	$1.81
Loss from discontinued operations	(0.65)	(0.59)	(0.25)
Cumulative effect of change in accounting principle	(0.03)	--	--

Earnings (loss) per share - basic	$(0.62)	$(0.09)	$1.56

Earnings (loss) per diluted share:
Income from continuing operations	$0.06	$0.50	$1.79
Loss from discontinued operations	(0.65)	(0.59)	(0.25)
Cumulative effect of change in accounting principle	(0.03)	--	--

Earnings (loss) per share - diluted	$(0.62)	$(0.09)	$1.54

Weighted average shares and equivalents outstanding:
Basic	4,920	5,019	5,150
Diluted	4,923	5,042	5,231

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For fiscal years 2004, 2003 and 2002

(In thousands)
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(3,035)	$(473)	$8,045
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	3,218	6,292	1,474
Depreciation and amortization	12,526	9,191	7,771
Property, equipment and software impairment charges	1,427	5,068	--
Provisions for store closures	4,501	640	--
Minority interests	288	--	--
Deferred income taxes	(501)	(691)	178
Cumulative effect of change in accounting principle	136	--	--
Changes in assets and liabilities:
Receivables	(3,689)	(1,241)	(13,099)
Inventories	1,911	2,593	(1,730)
Other current assets	122	(3,540)	(1,330)
Accounts payable	(6,656)	1,776	1,182
Accrued liabilities	(4,013)	(333)	424

Net cash provided by operating activities	6,235	19,282	2,915

Cash flows from investing activities:
Capital expenditures	(6,290)	(12,711)	(13,673)
Sale of assets and other	1,111	36	42
Expenditures for land and buildings under development	(1,941)	(15,406)	(12,244)
Proceeds from sale of land and buildings under development	6,867	18,081	9,413
Receipts under capital subleases	1,243	1,234	753

Net cash provided by (used in) investing activities	990	(8,766)	(15,709)

Cash flows from financing activities:
Net change in revolver activity	3,150	(8,250)	11,750
Capital lease obligation payments	(2,599)	(2,275)	(1,535)
Long-term debt proceeds	--	185	681
Consolidated franchise debt payments	(2,374)	--	--
Other debt payments	(316)	(312)	(296)
Deferred financing costs	(581)	--	--
Distributions to minority interests	(219)	--	--
Stock options exercises	--	675	772
Cash dividends	--	(1,807)	(1,855)
Treasury stock purchases	--	(3,447)	(2,315)
Other financing activities	146	30	99

Net cash provided by (used in) financing activities	(2,793)	(15,201)	7,301

Cash and equivalents:
Net change	4,432	(4,685)	(5,493)
Cash of consolidated franchisees at beginning of year	115	--	--
Balance, beginning of year	1,323	6,008	11,501

Balance, end of year	$5,870	$1,323	$6,008

Supplemental cash flow information:
Interest paid	$(4,194)	$(2,430)	$(2,051)
Income taxes refunded (paid)	2,393	(2,589)	(3,537)
Non-cash investing and financing activities:
Capital lease obligations incurred for:
Capital lease assets	9,831	12,077	4,036
Capital sublease receivables	5,591	12,559	14,572

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ INVESTMENT
For fiscal years 2004, 2003 and 2002

(In thousands, except share and per share data)
	Common Stock $0.05 par value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Shareholders' Investment
Balances at December 29, 2001	$438	$15,371	$75,840	$(41,069)	$50,580

Net income	--	--	8,045	--	8,045
Cash dividends, $0.36 per share	--	--	(1,855)	--	(1,855)
Acquisition of 135,597 shares of treasury stock	--	--	--	(2,315)	(2,315)
Issuance of 65,700 shares of treasury stock upon exercise of stock options	--	--	--	772	772
Tax benefits from exercise of stock options	--	156	--	--	156
Other	--	--	--	99	99

Balances at December 28, 2002	438	15,527	82,030	(42,513)	55,482

Net loss	--	--	(473)	--	(473)
Cash dividends, $0.36 per share	--	--	(1,807)	--	(1,807)
Acquisition of 250,359 shares of treasury stock	--	--	--	(3,447)	(3,447)
Issuance of 55,667 shares of treasury stock upon exercise of stock options	--	--	--	675	675
Tax benefits from exercise of stock options	--	48	--	--	48
Other	--	--	--	30	30

Balances at January 3, 2004	438	15,575	79,750	(45,255)	50,508

Net loss	--	--	(3,035)	--	(3,035)
Issuance of 18,263 shares of treasury stock	--	--	--	146	146

Balances at January 1, 2005	$438	$15,575	$76,715	$(45,109)	$47,619

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For fiscal years 2004, 2003 and 2002

NOTE 1
Description of Business

        Fresh Brands, Inc. (FBI) is a grocery wholesaler and supermarket retailer through corporate-owned, franchised, and independent supermarkets. The corporate-owned and franchised supermarkets operate under the Piggly Wiggly® and Dick’s® Supermarkets banners. Fresh Brands currently has 81 franchised supermarkets and 21 corporate-owned supermarkets, all of which are served by two distribution centers and a centralized bakery/deli production facility. Our supermarkets are located throughout Wisconsin and northern Illinois and northeastern Iowa.

NOTE 2
Summary of Significant Accounting Policies

Fiscal year

        Our fiscal year ends on the Saturday closest to December 31. The 2004 fiscal year was a 52-week period ended January 1, 2005. The 2003 fiscal year was a 53-week period ended January 3, 2004. The 2002 fiscal year was a 52-week period ended December 28, 2002.

Principles of consolidation

        The consolidated financial statements include the accounts of FBI and its wholly-owned subsidiaries Fresh Brands Distributing, Inc. (FBDI), Dick’s Supermarkets, Inc. (DSI) and PW Trucking, Inc. In addition, we were required to consolidate the financial statements of certain of our franchise entities in our consolidated financial statements as of January 4, 2004, pursuant to Interpretation No. 46 (FIN 46R) “Consolidation of Variable Interest Entities – an interpretation of “Accounting Research Bulletin No. 51” that was issued by the FASB in December 2003. (See Note 3.) Intercompany accounts and transactions have been eliminated.

Revenue recognition

        Net sales include wholesale sales, retail sales, and franchise fees. Wholesale sales are recognized at the time products are shipped, as shipments are F.O.B. shipping point. Retail sales are recognized at the point of sale. Franchise fees are charged based on the retail sales of our franchisees and were $1,159,000, $1,109,000, and $1,076,000, in 2004, 2003, and 2002, respectively. Other services are provided on a fee basis and those fees are recognized as the services are performed.

Cost of products sold

        Cost of products sold includes product costs, net of vendor marketing funds, and the production labor costs in our bakery/deli production facility. Other costs, including purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of our distribution network are included in selling and administrative expenses.

        Vendor marketing funds consist of allowances provided to us by vendors including slotting allowances, rebates and various other allowances. These funds are recognized when the earning process is complete based on the terms of the underlying agreements with our vendors.

        We adopted Emerging Issues Task Force Issue (“EITF”) No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” in 2003. This EITF establishes that cash consideration received from a vendor is presumed to be a reduction in the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of products sold when recognized in the reseller’s income statement unless (a) it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue or other income when recognized in the reseller’s income statement, or (b) it is a reimbursement of costs, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the reseller’s income statement. Applying the provision of EITF No. 02-16 resulted in the reclassification of certain of our vendor rebates and advertising revenue received in excess of related advertising costs as a reduction to cost of products sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For fiscal years 2004, 2003 and 2002

Cash and equivalents

        Cash and equivalents consist of demand deposits at commercial banks and highly liquid investments with a maturity of three months or less when purchased. Cash equivalents are stated at cost which approximates market value.

Receivables

        Receivables consist primarily of accounts with our wholesale customers, most of which are franchisees. We monitor the financial viability of our customers and provide an allowance for doubtful accounts related to both credit worthiness and retail subsidies that are provided to these customers. Receivables are shown net of the allowance for doubtful accounts of $4,015,000 and $5,852,000 at January 1, 2005 and January 3, 2004, respectively. We recorded provisions to the allowance for doubtful accounts of $4,948,000 ($3,218,000 after elimination of provisions for consolidated franchisees), $6,292,000, and $1,474,000 for 2004, 2003 and 2002, respectively. These provisions are included in selling and administrative expenses.

Inventories

        Inventories, substantially all of which consist of groceries and related products for resale, are stated at the lower of cost or market value. Cost is determined primarily on the last-in, first-out (LIFO) method. At FBDI, for meat and produce, cost is determined on the first-in, first-out (FIFO) method. At January 1, 2005 and January 3, 2004, 74% and 88%, respectively, of all inventories were accounted for under the LIFO method.

        The excess of current cost over the stated LIFO cost of inventory was $11,304,000 and $10,505,000 at January 1, 2005 and January 3, 2004, respectively.

Goodwill

        Goodwill is comprised of amounts paid in excess of the fair value of acquired net assets. We adopted SFAS No. 142, “Goodwill and Other Intangible Assets” in fiscal 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment tests at least annually in accordance with this statement. The goodwill balance by segment as of January 3, 2004 and January 1, 2005 are as follows:

(In thousands)
	January 3, 2004	Adoption of FIN 46R	January 1, 2005
Wholesale	$11,495	$--	$11,495
Corporate retail	8,785	--	8,785
Franchise retail	--	1,175	1,175

Total goodwill	$20,280	$1,175	$21,455

        During fiscal year 2004, in conjunction with our change in management, we reevaluated our approach to reporting the results of and the allocation of goodwill to our reportable segments. As a result of this reassessment, we allocated $11,495,000 of goodwill to our wholesale segment. Prior year segment information has been restated to conform to the 2004 presentation. Refer to Note 14 for additional information.

Land and building under development

        Land and building under development consists of costs incurred for retail facility projects which are to be completed in less than one year. Project costs which we fund are accumulated until project completion. Upon project completion, and the subsequent sale of the facility, lease arrangements are established.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For fiscal years 2004, 2003 and 2002

Property and equipment

        Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Equipment generally has a useful life of 4 to 7 years; computer hardware and software have a useful life of 3 to 7 years; buildings and land improvements have a useful life of 10 to 35 years; and leasehold improvements generally have a useful life of 10 to 20 years. Facility remodeling and upgrade costs on leased stores are capitalized as leasehold improvements and are amortized over the shorter of the remaining lease term or the useful life of the asset. Upon disposal, the appropriate asset cost and accumulated depreciation or amortization are retired. Gains and losses on disposition are included in earnings. Periodically, we evaluate all long-lived assets for impairment. Management considers such factors as current results, trends and future prospects, current market value, and other economic and regulatory factors, in performing these analyses. Recoverability of assets to be held and used is measured by comparison of the carrying value of an asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying value of an asset exceeds its estimated undiscounted future cash flows, an impairment provision is recognized to the extent that the book value exceeds fair market value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset, less all associated costs of disposition. In fiscal 2004 and 2003 impairment charges of $1,314,000 and $2,688,000 (including $1,815,000 for capital lease assets in 2003) were recorded, respectively, of which $2,003,000 has been charged to discontinued operations in 2003.

        Property and equipment, net of accumulated depreciation and amortization, at January 1, 2005 and January 3, 2004 consisted of the following:

(In thousands)
	2004	2003
Land and buildings	$14,073	$14,121
Leasehold improvements	8,761	9,491
Equipment and fixtures	63,542	50,189

	86,376	73,801
Less accumulated depreciation and amortization	(52,077)	(42,568)

Property and equipment, net	$34,299	$31,233

Other noncurrent assets

        Other noncurrent assets, net of accumulated amortization of $6,943,000 and $5,576,000 at January 1, 2005 and January 3, 2004, respectively, consisted of the following:

(In thousands)
	2004	2003
Capitalized software, net	$4,846	$4,705
Other intangibles, net	2,050	1,559

Total	$6,896	$6,264

        We capitalize certain costs associated with the development and implementation of software. When events and circumstances warrant, we review the carrying value of capitalized software costs. Capitalized software generally has a useful life of 3 to 7 years. During fiscal 2003, we recognized a $2,375,000 impairment charge for the entire write-off of certain financial reporting and accounting capitalized software that we have decided not to use because there may be better and less expensive alternatives that provide more effective management and operational solutions for our business. This impairment charge is included in repositioning and other impairment charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For fiscal years 2004, 2003 and 2002

Accounts payable

        Accounts payable includes $8,040,000 and $11,367,000 at January 1, 2005 and January 3, 2004, respectively, of issued checks that have not cleared our disbursing bank accounts.

Stock- based compensation

        We account for stock-based compensation plans under the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB Opinion 25”). We have recorded no compensation expense in our 2004, 2003 or 2002 consolidated statements of operations.

        We have adopted the disclosure requirements of SFAS No. 123. Had we determined compensation cost based on the fair value at the grant date for stock options under SFAS No. 123, our net earnings (loss) would have been reduced (increased) to the following pro forma amounts below:

(In thousands)
	2004	2003	2002
Net earnings (loss)
As reported	$(3,035)	$(473)	$8,045
Less: Stock-based compensation expense under fair value
based method, net of related tax effects	(280)	(320)	(571)

Pro forma	(3,315)	(793)	7,474

Earnings (loss) per share-diluted
As reported	$(0.62)	$(0.09)	$1.54
Pro forma	$(0.67)	$(0.16)	$1.44

Self–Insurance

        We are primarily self-insured for certain of our health insurance, workers’ compensation and general liability claims. We determine these self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. Some factors affecting the estimate of the liability for unpaid claims include the timeframe of development, settlement patterns, litigation and adjudication direction and medical treatment cost trends. The liability is not discounted. At January 1, 2005 and January 3, 2004, the self-insurance claim liabilities were $4,000,000 and $4,344,000, respectively.

Multiemployer Insurance

        Recently, several members of one of our multiemployer health, welfare and benefits plans have withdrawn from the plan. As the plan is under funded, and our withdrawal is possible, we will be required to pay a portion of the under funded liabilities associated with the possible withdrawal. We estimate that such withdrawal obligation is approximately $930,000 and, in the fourth quarter of 2003, we recorded a liability in this amount and charged selling and administrative expenses. If we are required to pay significantly more than this amount, the related charges may materially affect our financial results in the quarter and year that they are incurred.

Income taxes

        Deferred income taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates. Deferred income tax provisions or benefits are based on the change in the deferred tax assets and liabilities from period to period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For fiscal years 2004, 2003 and 2002

Retail repositioning liability

        We estimate retail repositioning expenses associated with the closure, replacement, or disposal of stores, consisting primarily of lease and severance payments in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize most costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Prior to the adoption of SFAS 146 in 2003, we charged retail repositioning and termination expenses to operating expense upon the decision to close, replace, or dispose of a store as soon as the amounts were reasonably estimated.

Financial instruments

        Our financial instruments consist of various debt facilities and cash equivalents. At January 1, 2005, the fair market value of the financial instruments was not materially different from the carrying value based on review of market quotes, where available, and market yields for similar instruments.

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

Advertising costs

        Costs incurred for producing and communicating advertising are generally expensed when incurred. Advertising allowances represent consideration received from vendors that are reimbursements of costs incurred. Advertising expense, net of allowances, was as follows:

(In thousands)
	2004	2003	2002
Advertising costs	$6,310	$4,848	$4,911
Less:
Advertising allowances	(3,867)	(3,955)	(4,259)

Net advertising expense	$2,443	$893	$652

Reclassifications

        Certain 2003 and 2002 amounts previously reported have been reclassified to conform to the 2004 presentation.

New accounting pronouncements

        We have adopted Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provision were applicable to guarantees issued or modified after December 31, 2002. As of January 3, 2004 we have accrued $1,116,000 for the Company’s obligations under the guarantees, which represents our estimate of the fair value of the guarantees we entered into during 2003. Our franchisees enter into a purchase commitment with FBDI to purchase items from our wholesale segment in exchange for our guarantee of their debt; accordingly, we record in other non-current assets a purchase commitment asset equal to the estimated fair value of the guarantee obligation. We amortize the estimated fair value of the guarantees on a systematic basis as our guarantee exposure is reduced and we amortize the purchase commitment asset on a straight-line basis over the life of the purchase commitment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For fiscal years 2004, 2003 and 2002

        In December 2004, the FASB issued revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123R”) effective for interim periods beginning after June 15, 2005. SFAS No. 123R requires entities to use a fair value based method of accounting for stock-based compensation and eliminates the alternative to use the intrinsic value method under APB Opinion 25. The pro forma disclosures under stock based compensation in this Note 2 reflect the approximate impact of SFAS No. 123R on our operating results.

NOTE 3
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

        In the past, we have provided credit enhancements to certain of our franchisees in the form of lease and sublease arrangements and loan guarantees. As a result, we have completed an evaluation of the financial arrangements with our franchisees and have concluded that we are required to consolidate certain of these franchisees, primarily as a result of our loan guarantees to these entities. We have adopted the requirement to consolidate these entities as of January 4, 2004. Prior to 2004, we recorded our exposure to losses through these credit enhancement arrangements through our provisions for bad debts. The cumulative-effect adjustment of $136,000 represents the difference between consolidating these entities as January 4, 2004 and the allowance for doubtful accounts that was provided for these franchisees at that date. For the remaining franchisees to which we provided credit enhancements, we believe that our credit enhancements were not necessary for them to obtain their financing, but helped them obtain the loans and leases on more favorable terms.

The following table reflects the impact of consolidating the accounts of the entities as of January 4, 2004:

(In thousands)
	Fresh Brands, Inc.	Consolidated Franchisees	Eliminations	Adjusted Balances
Current assets	$70,460	$8,216	$(3,640)	$75,036
Capital sublease receivables	33,296	--	(9,349)	23,947
Property and equipment, net	31,233	8,762	--	39,995
Property under capital leases, net	22,453	9,173	--	31,626
Goodwill	20,280	1,175	--	21,455
Other noncurrent assets	6,264	321	(770)	5,815

Total assets	$183,986	$27,647	$(13,759)	$197,874

Current liabilities	$54,017	$12,234	$(5,541)	$60,710
Capital lease obligations	58,857	9,096	(9,096)	58,857
Revolving line of credit	17,150	--	--	17,150
Other long-term debt	677	8,811	--	9,488
Other noncurrent liabilities	2,777	--	(1,991)	786
Minority interests	--	--	511	511
Shareholders' investment	50,508	(2,494)	2,358	50,372

Total liabilities and shareholders' investment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For fiscal years 2004, 2003 and 2002

        As discussed in Note 5, we sold two of our corporate stores to a new franchisee in September 2004. We have added this new franchisee to the group of consolidated franchisees. There are currently 17 franchise entities consolidated under FIN 46R. The following table reflects the effect of consolidation of these entities on our results of operations for 2004:

(In thousands)
2004
Net sales of consolidated franchise entities	$117,953
Eliminations in consolidation	(58,473)

Net impact on consolidated net sales	$59,480

Operating losses of consolidated franchise entities	$(224)
Interest expense of consolidated franchise entities	(1,163)

Net losses of consolidated franchise entities	(1,387)

Minority interest in losses	(288)
Eliminations in consolidation	1,641

Net impact on consolidated income before income taxes	$(34)

NOTE 4
Repositioning and Other Impairment Charges

        Repositioning and other impairment charges related to continuing operations include the following:

(In thousands)
	2004	2003	2002

Impairment of property and equipment, including capital lease assets	$1,314	$685	$--
Impairment of capitalized software	--	2,375	--
Repositioning expenses	1,515	640	--

Total repositioning and other impairment charges	$2,829	$3,700	$--

        We estimate repositioning expenses associated with the closure, replacement, or disposal of stores in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table reflects the changes in the retail repositioning liability for 2004 and 2003.

(In thousands)
2004	Beginning of Year	Provision	Usage	End of Year
Lease costs	$636	$4,359	$2,212	$2,783
Severance costs	--	200	--	200

	$636	$4,559	$2,212	$2,983

2003

Lease costs	$150	$640	$4,154	$636

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For fiscal years 2004, 2003 and 2002

        The provisions were charged to our operating segments or discontinued operations as follows:

(In thousands)
	2004	2003	2002
Operating segments:
Wholesale	$1,515	$100	$--
Corporate retail	--	540	--
Franchise retail	--	--	--

Total continuing operations	$1,515	$640	$--

Discontinued operations	3,044	--	--

Total provision	$4,559	$640	$--

NOTE 5
Discontinued Operations

        Discontinued operations include the operating results of stores that we have closed or sold where we no longer have continuing involvement in those specific markets. They include one corporate store closed in December 2003, five corporate stores closed in May 2004, and one corporate store that we sold in August 2004 that we no longer supply. We received $1.1 million in proceeds from the sale of this store which approximated the book value of the store.

        The following table reflects the components of discontinued operations.

(In thousands)
	2004	2003	2002
Sales	$17,524	$55,449	$55,432

Loss from operations	$(2,243)	$(2,869)	$(2,108)
Loss on disposal	(3,044)	(2,003)	--

Operating loss	(5,287)	(4,872)	(2,108)
Income tax (benefit)	(2,083)	(1,900)	(811)

Loss from discontinued operations	$(3,204)	$(2,972)	$(1,297)

        We also sold our two remaining corporate Piggly Wiggly stores located in Illinois to a new franchisee and those stores will continue to be supplied by our wholesale operations. In connection with the sale of these stores, we recognized an impairment charge of $1.3 million, which is included in repositioning and other impairment.

NOTE 6
Long-Term Debt

        Long-term debt at January 1, 2005 and January 3, 2004 consisted of the following:

(In thousands)
	2004	2003
Revolving credit facility	$20,300	$17,150
Consolidated franchisee debt	8,686	--
Other notes payable, 3.0% interest	676	993

	29,662	18,143
Less amounts classified as current:
Consolidated franchisee debt maturities	(2,725)	--
Other notes payable maturities	(243)	(316)
Current portion of revolving credit facility	(5,000)	--

Long-term debt	$21,694	$17,827

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For fiscal years 2004, 2003 and 2002

        In March 2004, we entered into a secured $40,000,000 revolving credit facility that replaced our former unsecured revolving credit facility. The new credit facility is secured by substantially all of our assets. The availability under the revolving credit facility is based on a borrowing base formula equal to the sum of 80% of eligible accounts receivable, 60% of eligible inventory, and 60% of eligible owned real estate, less outstanding letters of credit. As of January 1, 2005, net of outstanding letters of credit of $10,033,000, our available borrowings were $29,967,000 and our outstanding borrowings were $20,300,000. While the entire facility remains available for us to borrow, we have classified $5,000,000 of the January 1, 2005 balance as current based on the amounts we have paid down subsequent to January 1, 2005. Our borrowings throughout 2005 will vary based on operating cash flows and the timing of capital expenditures, term debt repayments and seasonal working capital requirements. The revolving credit facility matures March 18, 2007.

        The interest rate on borrowings is based on either a defined base rate or the London Interbank Offered Rate (LIBOR) plus applicable margins based on a senior debt to cash flow ratio. At January 1, 2005, our borrowing rates were LIBOR plus 2.00% (4.40%) or base plus 0.50% (5.75%). Commitment fees, ranging from 0.25% to 0.50% per annum, are payable on the average daily unused balance of the revolving credit facility. The revolving credit facility contains various financial covenants including, among others, a fixed charge coverage ratio, a total senior debt cash flow leverage ratio, and a paid sublease ratio. In addition, the revolving credit facility limits our ability to obtain additional debt and other liabilities including capital lease obligations, prohibits us from guaranteeing additional franchisee bank debt, prohibits the payment of cash dividends, and limits our ability to repurchase common stock. At January 1, 2005, we were in compliance with all financial covenants and terms of the revolving credit facility.

        The consolidated franchisee debt consists primarily of 19 bank term loans that have interest rates that range from 3.75% to 7.35% and aggregate monthly principal payments of approximately $100,000. The loans mature at various dates between November 25, 2005 and July 31, 2008. Fresh Brands, Inc. has guaranteed $7,471,000 of the consolidated franchisee debt. Fresh Brands has issued a $5,000,000 letter of credit in favor of the lender of substantially all of these loans and the other guaranteed franchise loans discussed in Note 8.

        The scheduled maturities of long-term debt are as follows.

(In thousands)
	Revolving credit facility	Consolidated franchisee debt	Other	Total
2005	$--	$2,725	$243	$2,968
2006	--	1,429	213	1,642
2007	20,300	3,174	182	23,656
2008	--	1,358	38	1,396

	$20,300	$8,686	$676	$29,662

        Interest expense consisted of the following:

(In thousands)
	2004	2003	2002
Interest-on capital lease obligations	$2,212	$1,619	$1,160
Interest on long-term debt	812	780	821
Amortization of deferred issuance costs	149	--	--
Interest on debt of consolidated franchisees	1,163	--	--
Other	(27)	1	1

Interest expense	$4,309	$2,400	$1,982

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For fiscal years 2004, 2003 and 2002

NOTE 7
Income Taxes

        Components of the income tax provision attributable to continuing operations consisted of the following:

(In thousands)
	2004	2003	2002
Current:
Federal	$285	$769	$4,608
State	217	214	1,087
Deferred	(111)	90	178

Income tax provision	$391	$1,073	$5,873

        The difference between the statutory federal income tax rate and the effective rate for continuing operations is summarized as follows:

	2004	2003	2002
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	16.7	0.4	5.1
Permanent differences	1.3	(5.6)	(1.5)
Other, net	4.2	1.2	1.0

Effective income tax rate	56.2%	30.0%	38.6%

        The components of deferred tax assets and liabilities at January 1, 2005 and January 3, 2004 were as follows:

(In thousands)
	2004	2003
Deferred tax assets:
Bad debt reserve	$1,177	$2,428
Self insured claims liabilities	1,205	1,681
Vacation pay	876	1,058
Capital leases	1,731	1,027
Retail repositioning liability	1,263	250
Differences related to consolidated franchisees	1,825	--
Carryforwards	1,134	--
Other	906	201

Total deferred tax assets	10,117	6,645

Valuation allowance	(461)	--

Net deferred tax assets	9,656	6,645

Deferred tax liabilities:
Property and equipment	(5,199)	(2,688)
Other	--	(89)

Total deferred tax liabilities	(5,199)	(2,777)

Net deferred tax assets	$4,457	$3,868

        Realization of the net deferred tax assets over time is dependent upon the Company generating sufficient taxable income in future periods. In determining that realization of the net deferred tax assets was more likely than not, the Company gave consideration to a number of factors including its recent earnings history, expectations of earnings in the future, the timing of reversal of temporary differences, tax planning strategies available to the Company and the expiration dates associated with NOL carry forwards. If, in the future, the Company determines that it is no longer more likely than not that the net deferred tax assets will be realized, a valuation allowance will be established against all or part of the net deferred tax assets through a charge to the income tax provision. Because of the limitations associated with certain deduction carryforwards, we established a valuation allowance for these carryforwards in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For fiscal years 2004, 2003 and 2002

        The net deferred tax assets as of January 1, 2005 and January 3, 2004 were classified in the consolidated balance sheets as follows:

(In thousands)
	2004	2003
Current deferred tax asset	$5,059	$5,529
Noncurrent deferred tax liability	(602)	(1,661)

Net deferred tax assets	$4,457	$3,868

NOTE 8
Commitments and Contingent Liabilities

        In addition to the guaranteed loans of the consolidated franchisees, we have guaranteed 16 bank loans of other franchisees and certain of their affiliates. These guarantees were made to support the business growth of the franchise and our wholesale operations. The guarantees are for the term of the respective loan agreements. Under these guarantees, we generally would be required to make the loan payments if the franchisee defaults on a payment. Generally, the guarantees are secured by corporate indemnification agreements and personal guarantees of the franchisee owner and are substantially collateralized with equipment and inventory, and in certain cases, with buildings. At January 1, 2005 the guaranteed loan balances were $6,926,000 and our guarantees of those loans were $5,773,000. At January 1, 2005 we have recorded $197,000 in other long-term liabilities, for the Company’s obligations under these guarantees which represent an estimate of the fair value of these guarantees for guarantees entered into since adoption of FIN 45.

        The scheduled maturities of these loans and our guarantees are as follows:

(In thousands)
	Loans	Guarantee
2005	$2,602	$2,164
2006	2,153	1,817
2007	1,408	1,267
2008	534	411
2009-2010	229	114

	$6,926	$5,773

        Capital expenditure commitments for 2005 are approximately $1,700,000.

NOTE 9
Retirement Plans

        We have a trusteed retirement savings defined contribution plans for both FBDI and DSI, which include provisions of Section 401(k) of the Internal Revenue Code, for the benefit of our non-union eligible employees. Our contributions to the plans are at the discretion of the respective boards of directors. Provisions for 2004, 2003 and 2002 were $493,000, $205,000, and $953,000, respectively. Both plans allow participants to make pretax contributions. We then match certain percentages of employee contributions. Our matching contributions for 2004, 2003 and 2002 were $322,000, $335,000, and $340,000, respectively.

        We have union-administered multi-employer pension plans covering all hourly paid employees represented by collective bargaining agreements. Total pension expense was $2,145,000, $2,305,000 and $2,216,000 in fiscal years 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For fiscal years 2004, 2003 and 2002

NOTE 10
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

        Capitalized leases were calculated using interest rates appropriate at the inception of each lease. A summary of real property utilized by us under capital leases at January 1, 2005 and January 3, 2004 is as follows:

(In thousands)
	2004	2003
Investments in leased property under capital leases	$43,209	$24,273
Less accumulated amortization	(3,746)	(1,820)

Property under capital leases, net	$39,463	$22,453

        Amortization of leased property under capital leases, included in depreciation and amortization, was $2,168,000, $1,444,000 and $1,023,000 in fiscal years 2004, 2003 and 2002, respectively.

        The following is a schedule of future minimum lease payments under capital leases and subleases and the present value of such payments as of January 1, 2005:

(In thousands)
	Capital Lease Obligations	Capital Sublease Receivables
2005	$8,049	$3,307
2006	7,961	3,409
2007	7,945	3,434
2008	7,859	3,281
2009	7,572	3,184
2010-2024	87,630	33,380

Total minimum lease payments	127,016	49,995
Less interest	52,795	20,115

Present value of minimum lease payments and amounts receivable	74,221	29,880
Less current portion	2,899	1,251

Long-term obligations and receivable	$71,322	$28,629

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For fiscal years 2004, 2003 and 2002

        The following is a schedule of future minimum lease payments required under operating leases for retail stores, transportation equipment, corporate office space and office equipment that have noncancelable operating lease terms in excess of one year as of January 1, 2005:

(In thousands)	Obligations	Subleases	Net
2005	12,738	5,688	7,050
2006	11,960	5,592	6,368
2007	11,534	5,606	5,928
2008	11,123	5,416	5,707
2009	10,919	5,327	5,592
2010-2022	59,187	32,240	26,947

Total minimum lease payments	$117,461	$59,869	$57,592

        Rental expenses, net of rental income from subleases, for all operating leases amounted to $9,074,000, $7,393,000 and $7,024,000 in fiscal years 2004, 2003 and 2002, respectively. These amounts include $1,287,000, $1,271,000 and $1,187,000, respectively, for contingent rentals.

NOTE 11
Stock Option Plans

        We have stock option plans which provide for the grant of either incentive or nonqualified stock options to key employees and nonqualified options to our independent directors. The exercise price of each option is equal to the market price of our stock on the date of grant. Options granted prior to year 2000 are exercisable for seven years from the date of grant. Options granted beginning in January 2000, are exercisable for ten years from the date of grant. The options granted to our key employees vest ratably over the first three years and the options granted to our independent directors vest immediately. Such vesting may be accelerated by the Stock Option Committee of the Board of Directors or upon a change in control of FBI, as defined by the plans.

        The fair values of each option granted in 2004, 2003 and 2002 were $3.83, $3.81 and $5.45, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002:

	2004		2003		2002
Dividend yield	0.00%		2.42%		2.35%
Expected volatility	35.72%		32.46%		31.13%
Risk-free interest rate	4.19%		3.74%		4.39%
Expected term of grant	7.0	years	7.0	years	6.5	years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For fiscal years 2004, 2003 and 2002

        As of January 1, 2005, no incentive stock options have been granted. Following is a summary of the status of nonqualified stock options for the fiscal years 2004, 2003 and 2002:

	Number Of Shares	Weighted Average Exercise Prices
Shares under option at
December 29, 2001	628,700	$12.91
Granted	174,000	18.22
Exercised	(65,700)	11.75
Forfeited	(20,167)	14.87

Shares under option at
December 28, 2002	716,833	14.25
Granted	219,000	12.61
Exercised	(55,667)	12.15
Forfeited	(209,999)	14.36

Shares under option at
January 3, 2004	670,167	13.54
Granted	100,000	8.13
Exercised	--	--
Forfeited	(330,000)	13.69

Shares under option at
January 1, 2005	440,167	$12.20

The range of options outstanding at January 1, 2005 is as follows:

Price Range per Share	$7.58-$8.00	$8.01-$13.25	$13.26-$18.85	Total
Number of options outstanding	36,000	244,000	160,167	440,167
Weighted average exercise price outstanding	$7.61	$10.11	$16.41	$12.20
Number of options exercisable	5,000	143,000	132,834	280,834
Weighted average exercise price exercisable	$7.58	$10.96	$16.39	$13.47
Weighted average remaining contractual life (in years)	9.61	7.81	5.75	7.21

        When options are exercised, we realize certain income tax benefits that are recorded as additional paid-in capital.

        Our nonqualified stock options were exercisable at weighted average per share prices of $13.47, $13.64 and $13.94 at January 1, 2005, January 3, 2004 and December 28, 2002, respectively.

NOTE 12
Common Stock

        In 2001, the Board of Directors declared a dividend of one common share purchase right for each outstanding share of our common stock, par value $.05. The rights will be exercisable only if a person or group acquires 20% or more of our common stock or announces a tender offer, consummation of which would result in ownership by a person or group of 20% or more of the common stock. Each right will initially entitle shareholders to buy one share of our common stock at an initial exercise price of $50.00 per share, subject to adjustment. The rights do not have any voting rights or receive dividends and may be redeemed at a price of $.001 per right. If any person becomes a 20% or more shareholder of FBI, each right, other than those owned by the 20% shareholder, will (subject to certain limitations) entitle its holder to purchase, at the rights’ then-current exercise price, a number of common shares of FBI or of the acquirer having a market value at that time of twice the rights’ per share exercise price. The Board of Directors is also authorized to reduce the 20% threshold to not less than 10%. The rights expire in 2011, subject to extension.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For fiscal years 2004, 2003 and 2002

NOTE 13
Earnings (Loss) Per Share

        Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding and common stock equivalents during the year. Common stock equivalents used in computing diluted earnings (loss) per share related to stock options which, if exercised, would have a dilutive effect on earnings (loss) per share.

        Our calculations of earnings (loss) per share-basic and earnings (loss) per share-diluted were as follows:

(In thousands, except per share data)	2004	2003	2002
Basic income (loss) per common share computation
Income from continuing operations	$305	$2,499	$9,342
Loss from discontinued operations	(3,204)	(2,972)	(1,297)
Cumulative effect of change in accounting principle	(136)	--	--

Net income (loss)	$(3,035)	$(473)	$8,045

Basic weighted average shares outstanding	4,920	5,019	5,150

Basic earnings (loss) per common share
Income from continuing operations	$0.06	$0.50	$1.81
Loss from discontinued operations	(0.65)	(0.59)	(0.25)
Cumulative effect of change in accounting principle	(0.03)	--	--

Net income (loss)	$(0.62)	$(0.09)	$1.56

Diluted income (loss) per common share computation
Income from continuing operations	$305	$2,499	$9,342
Loss from discontinued operations	(3,204)	(2,972)	(1,297)
Cumulative effect of change in accounting principle	(136)	--	--

Net income (loss)	$(3,035)	$(473)	$8,045

Basic weighted average shares outstanding	4,920	5,019	5,150
Stock options' dilutive effect	3	23	81

Diluted weighted average shares and equivalents outstanding	4,923	5,042	5,231

Diluted earnings (loss) per common share
Income from continuing operations	$0.06	$0.50	$1.79
Loss from discontinued operations	(0.65)	(0.59)	(0.25)
Cumulative effect of change in accounting principle	(0.03)	--	--

Net income (loss)	$(0.62)	$(0.09)	$1.54

        Options to purchase 363,167, 397,570, and 174,000 shares of common stock that were outstanding during 2004, 2003, and 2002, respectively, were not included in the computation of diluted earnings per share as the exercise price of these options were greater than the average market price of the common stock.

NOTE 14
Segment Reporting

        Our operations are classified into three segments, wholesale, corporate retail and franchise retail. Our wholesale business derives its revenues primarily from the sale of grocery products to our corporate and franchised supermarkets and independent supermarket customers. We supply these products to our supermarkets through two distribution centers in Sheboygan, Wisconsin and through a third-party distribution facility in Milwaukee, Wisconsin. Additionally, we distribute bakery and deli items made in our Platteville, Wisconsin centralized production facility. As of January 1, 2005 our corporate retail business consists of our 21 owned supermarkets and 2 convenience stores. Our retail revenue is generated by our corporate supermarkets selling grocery products to retail consumers. The 17 consolidated franchise entities comprise the franchise retail segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For fiscal years 2004, 2003 and 2002

        During 2004, in connection with our change in management and the shift in our operational focus to our wholesale operations, we reevaluated our approach to reporting the results of our operating segments and decided to no longer allocate wholesale operating profits to our retail segment. This approach is consistent with how our management reviews the results of operations for our operating units. As a result of this change, we also reassessed the allocation of goodwill that arose in connection with the Dick’s Supermarkets acquisition and allocated $11,495,000 of goodwill to our wholesale segment. Prior year segment information has been restated to conform to the 2004 presentation.

        Topco LLC is a major supplier to our wholesale segment. Inventory purchases from Topco for 2004, 2003, and 2002 were $78,654,000, $67,379,000, and $58,193,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For fiscal years 2004, 2003 and 2002

        Summarized financial information for fiscal years 2004, 2003 and 2002 concerning our reportable segments is shown in the following tables:

(In thousands)	2004	2003	2002
Net sales

Wholesale	$486,617	$506,099	$478,076
Corporate Retail	283,977	275,460	249,776
Franchise Retail	117,953	--	--
Intersegment eliminations:
Sales to corporate retail	(156,930)	(179,050)	(164,209)
Sales to franchise retail	(58,473)	--	--

Total net sales	$673,144	$602,509	$563,643

Income from continuing operations before income taxes

Wholesale	$8,415	$9,280	$14,811
Corporate Retail	(4,766)	(3,452)	2,275
Franchise Retail	(224)	--	--
Intersegment eliminations	1,817	--	--

Total operating income	5,242	5,828	17,086
Interest expense, net	(3,095)	(2,256)	(1,871)
Interest expense of consolidated franchisees	(1,163)	--	--
Minority interest in earnings of consolidated franchisees	(288)	--	--

Income from continuing operations before income taxes	$696	$3,572	$15,215

Capital Expenditures

Wholesale	$3,246	$4,379	$9,265
Corporate Retail	2,826	8,332	4,408
Franchise Retail	218	--	--

Total	$6,290	$12,711	$13,673

Depreciation and Amortization

Wholesale	$4,151	$3,622	$3,231
Corporate Retail	5,586	4,738	3,646
Franchise Retail	2,392	--	--

Total	$12,129	$8,360	$6,877

Identifiable Assets

Wholesale	$104,861	$109,223	$109,226
Corporate Retail	65,857	74,763	61,947
Franchise Retail	32,261	--	--

Total	$202,979	$183,986	$171,173

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For fiscal years 2004, 2003 and 2002

NOTE 15
Unaudited Quarterly Financial Information

        We generally include sixteen weeks in our first quarter and twelve weeks in each subsequent quarter. In fiscal year 2003, the fourth quarter consisted of thirteen weeks. Summarized quarterly and annual financial information for fiscal years 2004 and 2003 follows:

(Dollars and shares in thousands, except per share data)	Fiscal Year Ended January 1, 2005(a)
	First (c)	Second (d)	Third	Fourth	Year
Net sales	$196,386	$163,157	$154,263	$159,338	$673,144
Gross profit	42,307	33,395	33,176	34,451	143,329
Income (loss) from continuing operations	(696)	(101)	599	503	305
Loss from discontinued operations (b)	(862)	(2,066)	(276)	--	(3,204)
Cumulative effect of change in accounting principle	(136)	--	--	--	(136)
Net income (loss)	(1,694)	(2,167)	323	503	(3,035)
Diluted earnings per share:
Continuing operations	(0.14)	(0.02)	0.12	0.10	0.06
Discontinued operations (b)	(0.17)	(0.42)	(0.05)	--	(0.65)
Cumulative effect of change in accounting principle (a)	(0.03)	--	--	--	(0.03)
Net income (loss)	(0.34)	(0.44)	0.07	0.10	(0.62)
Weighted average shares and equivalents outstanding	4,912	4,914	4,927	4,928	4,923

(Dollars and shares in thousands, except per share data)	Fiscal Year Ended January 3, 2004
	First	Second	Third	Fourth (e)	Year
Net sales	$171,436	$139,464	$139,582	$152,027	$602,509
Gross profit	34,352	26,800	26,242	29,519	116,913
Income (loss) from continuing operations	2,476	2,093	976	(3,046)	2,499
Loss from discontinued operations (b)	(549)	(445)	(292)	(1,686)	(2,972)
Net income (loss)	1,927	1,648	684	(4,732)	(473)
Diluted earnings per share:
Continuing operations	0.49	0.41	0.19	(0.61)	0.50
Discontinued operations (b)	(0.11)	(0.08)	(0.05)	(0.35)	(0.59)
Net income (loss)	0.38	0.33	0.14	(0.96)	(0.09)
Weighted average shares and equivalents outstanding	5,095	5,063	5,058	4,953	5,042

(a)	In 2004, we adopted the requirements of FIN 46R under which we were required to consolidate the financial statements of certain of our franchise entities in our consolidated financial statements. These entities were consolidated on a prospective basis from January 4, 2004 and prior years were not restated. See Note 3.
(b)	Discontinued operations include the operating results for seven stores that we closed or sold in 2003 and 2004 and as to which we have no continuing involvement in those specific markets. The loss on discontinued operations for the second quarter of 2004 included repositioning charges of $3,044,000 ($1,844,000 after-tax, or $(0.38) per diluted share). The loss on discontinued operations for the fourth quarter of 2003 included impairment charges of $2,003,000 ($1,222,000 after-tax, or $(0.24) per diluted share).
(c)	During the first quarter of 2004, we incurred repositioning expenses that impacted income from continuing operations by $1,314,000 ($802,000 after-tax, or $(0.16) per diluted share).
(d)	During the second quarter of 2004, we incurred impairment charges that impacted income from continuing operations by $1,315,000 ($802,000 after-tax, or $(0.16) per diluted share).
(e)	During the fourth quarter of 2003, we incurred repositioning and other impairment charges that impacted income from continuing operations by $3,700,000 ($2,260,000 after-tax, or $(0.45) per diluted share).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For fiscal years 2004, 2003 and 2002

NOTE 16
Common Stock Information

        Our common stock is traded over-the-counter on the Nasdaq Stock Market under the symbol FRSH. There are approximately 2,100 shareholders of our common stock. An analysis of high and low stock prices by quarter for the last three years is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
	High	Low	High	Low	High	Low	High	Low	High	Low
2004	$11.36	$8.90	$9.75	$7.30	$8.20	$7.30	$7.93	$7.50	$11.36	$7.30
2003	17.75	12.15	14.75	12.76	14.90	12.15	14.11	9.05	17.75	9.05
2002	21.53	16.33	18.72	16.71	17.30	13.46	15.61	13.29	21.53	13.29

        Cash dividends paid per share were:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2004	$0.00	$0.00	$0.00	$0.00	$0.00
2003	0.09	0.09	0.09	0.09	0.36
2002	0.09	0.09	0.09	0.09	0.36

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Effective as of April 19, 2004, our Audit Committee changed our independent auditing firm from KPMG LLP to Deloitte & Touche LLP (“Deloitte”). During KPMG’s retention as our independent auditing firm, there were not any disagreements with KPMG on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to KPMG’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports. Similarly, none of the reportable events described under Item 304(a)(1)(v) of Regulation S-K have occurred during the time that KPMG had been engaged as our independent auditing firm.

        None of KPMG’s audit reports on our consolidated financial statements contained any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        Our Audit Committee’s retention of Deloitte as our independent auditing firm was first effective for our fiscal 2004. During the years ended December 28, 2002 and January 3, 2004 and through April 19, 2004, we did not, nor did anyone acting on our behalf, consult with Deloitte regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on our financial statements, or any reportable events described under Items 304(a)(2)(ii) of Regulation S-K.

Item 9A. Controls and Procedures.

a.	Evaluation of disclosure controls and procedures

Based on their respective evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.	Internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act during our fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

c.	Management’s report on internal control over financial reporting

The report of management required under this Item 9A is contained in the section titled “Item 8. – Financial Statements and Supplementary Data under the heading “Management’s Annual Report on Internal Control over Financial Reporting.”

Item 9B. Other Information.

        There are no matters required to be disclosed under this Item 9B.

PART III

Item 10. Directors and Executive Officers of the Company.

        Pursuant to Instruction G, the information required by this Item (other than such information regarding executive officers which appears in Item 1A hereof and information required by Item 405 of Regulation S-K, which is inapplicable) is incorporated by reference from information included under the caption entitled “Election of Directors” set forth in our definitive Proxy Statement for our 2005 annual meeting of shareholders (our “Proxy Statement”). Our Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of our fiscal year.

        Our Board of Directors has an Audit Committee, consisting of Thomas M. Stemlar (who serves as the Chairman of the Audit Committee), R. Bruce Grover, William E. May, Jr. and Walter G. Winding, III, each of whom is an “independent” director, as defined by Nasdaq and the Securities and Exchange Commission. Messrs. May and Stemlar are “audit committee financial experts,” as defined by the Securities and Exchange Commission.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

        The following table lists certain information about our two stock option plans, our 1995 Equity Incentive Plan and our 2001 Nonemployee Director Stock Option Plan, both of which were approved by our shareholders:

Number of securities to be issued upon the exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
440,167	$12.20	848,766

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

        The following documents are filed as a part of this Form 10-K:

(1)	Financial Statements. The information required by this item is set forth in "Item 8. - Financial Statements and Supplementary Data" above.

(2)	Financial Statement Schedules.
Form 10-K Page Reference:
Reports of Independent Registered Public Accounting Firms	F-1
Schedule II - Valuation and Qualifying Accounts and Reserves	F-3

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

FRESH BRANDS, INC.
Date: March 15, 2005	By: /s/ John H. Dahly
John H. Dahly, Executive Vice President,
Chief Financial Officer, Secretary and
Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed as of the date above by the following persons on behalf of us in the capacities indicated.

By: /s/ Walter G. Winding, III	By: /s/ Louis E. Stinebaugh
Walter G. Winding, III, Chairman of Board	Louis E. Stinebaugh, President, Chief
and Director	Operating Officer and Director
By: /s/ John H. Dahly	By: /s/ Steven R. Barth
John H. Dahly, Executive Vice President, Chief	Steven R. Barth, Director
Financial Officer, Secretary and Treasurer
By: /s/ R. Bruce Grover	By: /s/ William E. May, Jr.
R. Bruce Grover, Director	William E. May, Jr. , Director
By: /s/ Bruce J. Olson	By: /s/ Thomas M. Stemlar
Bruce J. Olson, Director	Thomas M. Stemlar, Director

S-1

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Fresh Brands, Inc.:

We have audited the consolidated financial statements of Fresh Brands, Inc. and subsidiaries (the “Company”) as of, and for the year ended January 1, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005, and the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005, and have issued our reports thereon dated March 16, 2005 (which reports express an unqualified opinion and include an explanatory paragraph relating to the adoption of FASB Interpretation 46R and change in reportable segments). Our audit also included the consolidated financial statement schedule of the Company listed in the accompanying index at Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth herein.

/s/ Deloitte & Touche

Milwaukee, Wisconsin
March 16, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Fresh Brands, Inc.:

Under date of February 26, 2004, except as to notes 5 and 14, which are as of March 17, 2005, we reported on the consolidated balance sheet of Fresh Brands, Inc. and subsidiaries (the Company) as of January 3, 2004, and the related consolidated statements of operations, shareholders’ investment, and cash flows for the years ended January 3, 2004 and December 28, 2002, which are included in the Company’s January 1, 2005 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Milwaukee, Wisconsin
February 26, 2004, except as to notes 5 and 14,
   which are as of March 17, 2005

FRESH BRANDS, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE FISCAL YEARS 2004, 2003 AND 2002

Allowance for Doubtful Accounts —
    Changes in the allowance for doubtful accounts are summarized as follows:

	Beginning of Year	Provision	Write-offs	End of Year
2004
Fresh Brands Distributing, Inc.	$5,852,000	$4,948,000	($3,125,000)	$7,675,000
Elimination of amounts for consolidated franchisees	(2,955,000)	(1,730,000)	1,025,000	(3,660,000)

Fresh Brands, Inc. consolidated	2,897,000	3,218,000	(2,100,000)	4,015,000

2003 - Fresh Brands, Inc. consolidated	4,505,000	6,292,000	(4,945,000)	5,852,000

2002 - Fresh Brands, Inc. consolidated	3,450,000	1,474,000	(419,000)	4,505,000

See accompanying Report of Independent Registered Public Accounting Firm.

EXHIBIT INDEX

FRESH BRANDS, INC.
ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 1, 2005

Exhibit No.	Description

3.1	Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to our Form S-4 filed on April 27, 2001.

3.2	Bylaws, as amended and restated. Incorporated by reference to Exhibit 3.2 to our Form 10-K for the year ended January 1, 2005.

4.1	Restated Articles of Incorporation, as amended (included as Exhibit 3.1).

4.2	Rights Agreement, dated as of October 12, 2001, among Fresh Brands, Inc. and Firstar Bank, N.A. Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Fresh Brands, Inc., dated as of October 12, 2001 (Commission File No. 000-32825).

4.3	Amendment to Rights Agreement, dated as of August 19, 2002 among Fresh Brands, Inc. and American Stock Transfer & Trust Company. Incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K for the period ended December 28, 2002.

4.4	Credit Agreement, dated as of March 18, 2004, among Fresh Brands, Inc., LaSalle Bank National Association, as Administrative Agent, Co-Lead Arranger and Lender and U.S. Bank National Association, as Documentation Agent, Co-Lead Arranger and Lender. Incorporated by reference to Exhibit 4.4 to our Form 10-K for the year ended January 3, 2004.

4.5	First Amendment to Credit Agreement, dated as of November 12, 2004, among Fresh Brands, Inc., LaSalle Bank National Association, as Administrative Agent and Lender and U.S. Bank National Association, as Lender. Incorporated by reference to Exhibit 4.5 to our Form 10-Q for the quarter ended October 9, 2005.

As summarized in Notes 4 and 8 of the Notes to Financial Statements in Item 8, we have various other outstanding long-term debt and capital lease obligations. None of such other obligations individually exceeds 10% of our total assets. We hereby agree to furnish to the Commission, upon its request, a copy of each instrument with respect to such obligations.

10.1	Master Franchise Agreement, dated April 23, 1982, between Commodores Point Terminal Corporation and Piggly Wiggly Corporation. Incorporated by reference to Exhibit 10.1 to Schultz Sav-O Stores, Inc.‘s Annual Report on Form 10-K for the year ended January 1, 1982.

E-1

Exhibit No.	Description

10.2	Agreement, dated August 1, 1982, between Schultz Sav-O Stores, Inc. and Commodores Point Terminal Corporation. Incorporated by reference to Exhibit 10.2 to Schultz Sav-O Stores, Inc.‘s Annual Report on Form 10-K for the year ended January 1, 1982.

10.3	Amendment to Master Franchise Agreement, dated October 15, 1982, between Schultz Sav-O Stores, Inc. and Piggly Wiggly Corporation. Incorporated by reference to Exhibit 10.3 to Schultz Sav-O Stores, Inc.‘s Annual Report on Form 10-K for the year ended January 1, 1982.

10.4	Amendment No. 2 to Piggly Wiggly Master Franchise Agreement, dated June 3, 1998, between Schultz Sav-O Stores, Inc. and Piggly Wiggly Corporation. Incorporated by reference to Exhibit 10.2 to Schultz Sav-O Stores, Inc.'s Quarterly Report on Form 10-Q for the period ended April 25, 1998.

10.5	Form of Key Executive Employment and Severance Agreement, dated as of December 15, 2003 between Fresh Brands, Inc. and John H. Dahly and Louis E. Stinebaugh. Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the period ended December 29, 2001. This agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.

10.6	Key Executive Severance Agreement, dated as of January 31, 2002, between Fresh Brands, Inc. and Walter G. Winding. Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the period ended December 29, 2001. This agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.

10.7	Form of Key Executive Employment and Severance Agreement dated as of January 31, 2002 and July 1, 2004, respectively, between Fresh Brands, Inc. and Thomas J. Timler and Jonathan B. Hoenecke. Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the period ended December 29, 2001. This agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.

10.8	Membership and Licensing Agreement dated August 1, 1973 by and between Topco Associates, Inc. (Cooperative) and Schultz Sav-O Stores. Incorporated by reference to Exhibit 10.6 to Schultz Sav-O Stores, Inc.‘s Annual Report on Form 10-K for the year ended December 30, 1996.

10.9	Articles of Incorporation of Topco Associates, Inc. (Cooperative). Incorporated by reference to Exhibit 10.12 to Schultz Sav-O Stores, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1988.

10.10	Bylaws of Topco Associates, Inc. (Cooperative), as amended through June 7, 1996. Incorporated by reference to Exhibit 10.8 to Schultz Sav-O Stores, Inc.'s Annual Report on Form 10-K for the year ended December 30, 1996.

E-2

Exhibit No.	Description

10.11	1995 Equity Incentive Plan, as amended and restated as of December 14, 2000. Incorporated by reference to Exhibit 10.13 to Schultz Sav-O Stores, Inc.‘s Form 10-K for the year ended December 30, 2000. This plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.

10.12	Form of Nonqualified Stock Option Agreement under 1995 Equity Incentive Plan. Incorporated by reference to Exhibit 10.14 to our Form 10-K for the year ended December 28, 2002. This form of agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.

10.13	Fresh Brands Distributing, Inc. Executive Benefit Restoration Plan. Incorporated by reference to Exhibit 10.10 to Schultz Sav-O Stores, Inc.‘s Annual Report on Form 10-K for the year ended January 2, 1999. This Plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.

10.14	2001 Nonemployee Director Stock Option Plan, as adopted by the Board of Directors as of December 14, 2000. Incorporated by reference to Exhibit 10.19 to our Form S-4 filed on April 27, 2001. This plan is required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.

10.15	Form of Nonqualified Stock Option Agreement under 2001 Nonemployee Director Stock Option Plan. Incorporated by reference to Exhibit 10.20 to our Form S-4 filed on April 27, 2001. This form of agreement is required to be filed as an exhibit to this Form 10-K pursuant to Item 15(c) of Form 10-K.

21	Our subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of KPMG LLP.

31	Certifications by the principal executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the principal executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year and, upon such filing, incorporated by reference herein to the extent indicated in this Form 10-K).

E-3