Form 10-Q
period 2005-04-23
FRESH BRANDS INC
filed 2005-06-02
CIK 1135431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 23, 2005

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

As of June 1, 2005, 4,931,934 shares of Common Stock, $0.05 par value, were issued and outstanding.

FRESH BRANDS, INC.

FORM 10-Q INDEX

		PAGE NUMBER
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures
	about Market Risk	20
Item 4.	Procedures and Controls	21
PART II	OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds	21
Item 6.	Exhibits	22
Signatures		23

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FRESH BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except share and per share data)
Assets	April 23, 2005	January 1, 2005
Current assets:
Cash and equivalents	$6,117	$5,870
Receivables, net of allowance for doubtful accounts	15,380	16,098
Inventories	33,869	38,172
Other current assets	6,084	7,038
Deferred income taxes	5,074	5,059

Total current assets	66,524	72,237

Capital sublease receivables	28,133	28,629
Property and equipment	31,830	34,299
Property under capital leases	38,908	39,463
Goodwill	21,455	21,455
Other assets	6,647	6,896

Total assets	$193,497	$202,979

Liabilities and Shareholders' Investment

Current liabilities:
Accounts payable	$27,336	$32,196
Accrued liabilities	16,971	17,619
Current portion of revolving credit facility	5,000	5,000
Current maturities of capital lease obligations	2,979	2,899
Current maturities of long-term debt	2,883	2,968

Total current liabilities	55,169	60,682

Capital lease obligations	70,461	71,322
Revolving credit facility	12,600	15,300
Other long-term debt	5,891	6,394
Deferred income taxes	634	602
Other noncurrent liabilities	458	480
Minority interests	423	580
Shareholders' investment:
Common stock, $0.05 par value, authorized 20,000,000 shares,
issued 8,750,342 shares as of April 23, 2005 and January 1, 2005	438	438
Additional paid-in capital	15,575	15,575
Retained earnings	76,927	76,715
Treasury stock at cost, 3,818,408 shares as of April 23, 2005 and
3,822,928 shares as of January 1, 2005	(45,079)	(45,109)

Total shareholders' investment	47,861	47,619

Total liabilities and shareholders' investment	$193,497	$202,979

See notes to consolidated financial statements.

FRESH BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(In thousands, except per share data)
	For the 16-weeks ended
	April 23, 2005	April 24, 2004
Net sales	$197,658	$196,386
Cost of products sold	153,128	154,079

Gross profit	44,530	42,307
Selling and administrative expenses	39,029	37,358
Repositioning and impairment charges	--	1,315
Depreciation and amortization	3,683	3,689

Operating income (loss)	1,818	(55)
Interest expense	1,433	1,372
Minority interest in earnings (losses) of consolidated
franchises	38	(50)

Income (loss) from continuing operations before income tax	347	(1,377)
Income tax provision (benefit)	135	(681)

Income (loss) from continuing operations	212	(696)
Loss from discontinued operations, net of tax	--	(862)
Cumulative effect of change in accounting principle	--	(136)

Net income (loss)	$212	$(1,694)

Earnings (loss) per basic share:
Income (loss) from continuing operations	$0.04	$(0.14)
Loss from discontinued operations	--	(0.17)
Cumulative effect of change in accounting principle	--	(0.03)

Earnings (loss) per basic share	$0.04	$(0.34)

Earnings (loss) per diluted share:
Income (loss) from continuing operations	$0.04	$(0.14)
Loss from discontinued operations	--	(0.17)
Cumulative effect of change in accounting principle	--	(0.03)

Earnings (loss) per diluted share	$0.04	$(0.34)

Weighted average shares and equivalents outstanding:
Basic	4,930	4,912
Diluted	4,930	4,912

See notes to condensed consolidated financial statements.

FRESH BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(In thousands)
	For the 16-weeks ended
	April 23, 2005	April 24, 2004
Cash flows from operating activities:
Net income (loss)	$212	$(1,694)
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for doubtful accounts	685	1,115
Depreciation and amortization	3,683	3,757
Provisions for store closures	--	1,315
Minority interest	38	(50)
Deferred income taxes	17	(29)
Cumulative effect of change in accounting principles	--	136
Changes in assets and liabilities:
Receivables, net	33	(748)
Inventories	4,303	2,384
Other current assets	1,067	(33)
Accounts payable	(4,860)	(4,477)
Accrued liabilities	(671)	(126)

Net cash flows provided by operating activities	4,507	1,550

Cash flows from investing activities:
Capital expenditures	(483)	(2,153)
Sale of assets and other	--	--
Expenditures for land and buildings under development	--	(2,050)
Proceeds from sale of land and buildings under development	--	6,430
Receipt under capital subleases	454	365

Net cash flows provided by (used in) investing activities	(29)	2,592

Cash flows from financing activities:
Net change in revolver activity	(2,700)	5,450
Capital lease obligation payments	(781)	(754)
Consolidated franchise debt payments	(512)	(548)
Other debt payments	(73)	(120)
Deferred financing costs	--	(512)
Distributions to minority interests	(195)	(132)
Other financing activities	30	45

Net cash flows provided by (used in) financing activities	(4,231)	3,429

Cash and equivalents:
Net change	247	7,571
Cash of consolidated franchises at beginning of period	--	115
Balance, beginning of period	5,870	1,323

Balance, end of period	$6,117	$9,009

Supplemental cash flow disclosures:
Interest paid	$(1,382)	$(1,381)
Income taxes refunded	910	1,500

See notes to condensed consolidated financial statements.

FRESH BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

        The condensed consolidated financial statements included herein have been prepared by us without audit. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted, we believe that the disclosures are adequate to make the information presented not misleading. The interim financial statements furnished with this report reflect all adjustments (consisting of a normal recurring nature), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our Form 10-K for the fiscal year ended January 1, 2005.

        Annually, our fiscal year ends on the Saturday closest to December 31. As such, the current fiscal year and the prior fiscal year are both 52-week periods. Consistent with 2004, our first quarter of 2005 is comprised of 16-weeks and the second, third, and fourth quarters are comprised of 12-weeks each.

        Certain 2004 amounts have been reclassified to conform to the presentation for 2005.

(2) Consolidation of Certain Franchisees

        In December 2003, the FASB issued revised Interpretation No. 46 (FIN 46R), “Consolidation of Variable Interest Entities – an interpretation of ‘Accounting Research Bulletin No. 51.’” FIN 46R is intended to clarify the application of the majority voting interest requirement of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. These entities are deemed to be variable interest entities (VIEs) under FIN 46R. The controlling financial interest in a VIE may be achieved through arrangements that do not involve voting interests.

        In the past, we have provided credit enhancements to certain of our franchisees in the form of lease and sublease arrangements and loan guarantees. As a result, we completed an evaluation of the financial arrangements with our franchisees and concluded that we are required to consolidate certain of these franchisees, primarily as a result of our loan guarantees to these entities. We adopted the requirement to consolidate these entities as of January 4, 2004. Prior to 2004, we recorded our exposure to losses through these credit enhancement arrangements through our provisions for bad debts. The cumulative-effect adjustment of $136,000 represents the difference between consolidating these entities as January 4, 2004 and the allowance for doubtful accounts that was provided for these franchisees at that date.

        There are currently 18 franchise entities consolidated under FIN 46R. The following table reflects the summarized results of operations for the consolidated franchise entities for the quarterly periods.

(In thousands)
	For the 16-weeks ended
	April 23, 2005	April 24, 2004
Retail sales of consolidated franchise entities	$38,016	$32,534

Operating losses of consolidated franchise entities	$(517)	$(109)
Interest expense of consolidated franchise entities	412	368

Net losses of consolidated franchise entities	(929)	(477)

Less: Minority interest in earnings (losses)	38	(50)

Net impact on consolidated income from continuing operations before	$(967)	$(427)
income taxes

        The following table reflects the summarized balance sheet amounts for the consolidated entities as of April 23, 2005 and January 1, 2005.

(In thousands)
	Balances at April 23, 2005	Balances at January 1, 2005
Current assets	$11,983	$11,721
Property and equipment, net	6,605	7,094
Property under capital leases, net	11,896	11,986
Goodwill	1,175	1,175
Other noncurrent assets	184	285

Total assets	$31,843	$32,261

Accounts payable to Fresh Brands	$9,666	$9,784
Other current liabilities	6,277	6,592
Capital lease obligations to Fresh Brands	12,425	12,415
Notes payable to Fresh Brands	2,138	1,609
Other long-term debt	5,534	5,960
Minority interests	423	580
Accumulated deficits	(4,620)	(4,679)

Total liabilities and shareholders' investment	$31,843	$32,261

        The balances payable to Fresh Brands are eliminated in consolidation. Substantially all of the other long-term debt of these consolidated franchise entities is guaranteed by Fresh Brands.

(3) Retail Repositioning Reserve

        We estimate repositioning and termination expenses associated with the closure, replacement, or disposal of stores in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table reflects the changes in the retail repositioning reserve for the 16 weeks ended April 23, 2005.

(In thousands)
	Balance January 1, 2005	Provision (Benefit)	Usage	Balance April 23, 2005
Lease costs	$2,783	$(200)	$44	$2,539
Severance costs	200	--	162	38

Total	$2,983	$(200)	$206	$2,577

        The benefit in the first quarter of 2005 represents the adjustment to the estimated liability for one of the closed stores based on the expected terms of settlement for that obligation. The provisions (benefit) were charged (credited) to our operating segments as follows:

(In thousands)
	For the 16-weeks ended
	April 23, 2005	April 24, 2004
Operating segments:
Wholesale	$(200)	$1,315

(4) Discontinued Operations

        Discontinued operations include the operating results of stores that we have closed or sold where we no longer have continuing involvement in those specific markets. These operations include one store closed in December 2003, five stores closed in May 2004, and one store sold in August 2004 that we no longer supply.

        The following table reflects the components of discontinued operations:

(In thousands)
For the 16-weeks ended April 24, 2004
Sales	$12,865

Loss from operations	$(1,412)
Income tax provision (benefit)	(550)

Loss from discontinued operations	$(862)

(5) Stock-Based Compensation

        We account for stock-based compensation plans under the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB Opinion 25”). We have recorded no compensation expense in our 2005 or 2004 condensed consolidated statements of operations.

        We have adopted the disclosure requirements of SFAS No. 123. Had we determined compensation cost based on the fair value at the grant date for stock options under SFAS No. 123, our net earnings (loss) would have been reduced (increased) to the following pro forma amounts below:

(In thousands)
	For the 16-weeks ended
	April 23, 2005	April 24, 2004
Net earnings (loss)
As reported	$212	$(1,694)
Less: Stock-based compensation expense under fair value
based method, net of related tax effects	(57)	(84)

Pro forma	$155	$(1,778)

Earnings (loss) per share-diluted
As reported	$0.04	$(0.34)
Pro forma	$0.03	$(0.36)

(6) Long-term Debt and Guarantees

        Long-term debt at April 23, 2005 and January 1, 2005 consisted of the following:

(In thousands)
	Balances at April 23, 2005	Balances at January 1, 2005
Revolving credit facility	$17,600	$20,300
Consolidated franchisee debt	8,171	8,686
Other notes payable, 3.0% interest	603	676

	26,374	29,662
Less amounts classified as current maturities:
Consolidated franchisee debt maturities	(2,638)	(2,725)
Other notes payable maturities	(245)	(243)
Current portion of revolving credit facility	(5,000)	(5,000)

Long-term debt	$18,491	$21,694

        In March 2004, we entered into a secured $40,000,000 revolving credit facility that replaced our former unsecured revolving credit facility. The new credit facility is secured by substantially all of our assets. The availability under the revolving credit facility is based on a borrowing base formula equal to the sum of 80% of eligible accounts receivable, 60% of eligible inventory, and 60% of eligible owned real estate, less outstanding letters of credit. As of April 23, 2005, net of outstanding letters of credit of $8,676,000, our available borrowings were $31,324,000 and our outstanding borrowings were $17,600,000. While the entire facility remains available for us to borrow, we have classified $5,000,000 of the April 23, 2005 balance as current based on our expectations to continue to reduce our borrowings under the facility over the next year. Our borrowings throughout 2005 will vary based on operating cash flows and the timing of capital expenditures, term debt repayments and seasonal working capital requirements. The revolving credit facility matures March 18, 2007.

        The interest rate on borrowings under the revolving credit facility is based, at our option, on either a defined base rate or the London Interbank Offered Rate (LIBOR) plus applicable margins based on a senior debt to cash flow ratio. At April 23, 2005, our borrowing rates were LIBOR plus 2.00% (4.88%) or base plus 0.50% (6.25%). Commitment fees, ranging from 0.25% to 0.50% per annum, are payable on the average daily unused balance of the revolving credit facility. The revolving credit facility contains various financial covenants including, among others, a fixed charge coverage ratio, a total senior debt cash flow leverage ratio, and a paid sublease ratio. In addition, the revolving credit facility limits our ability to obtain additional debt and incur other liabilities including capital lease obligations, prohibits us from guaranteeing additional franchisee bank debt, prohibits the payment of cash dividends, and limits our ability to repurchase common stock. At April 23, 2005, we were in compliance with all financial covenants and terms of our revolving credit facility.

        The consolidated franchisee debt consists primarily of 15 bank term loans that have interest rates ranging from 3.75% to 7.35% and aggregate monthly principal payments of approximately $100,000. The loans mature at various dates between November 25, 2005 and July 31, 2008. Fresh Brands, Inc. has guaranteed $7,013,000 of the consolidated franchisee debt.

        In addition to the guaranteed loans of the consolidated franchisees, we have guaranteed 16 bank loans of other franchisees and certain of their affiliates. These guarantees were made to support the business growth of the franchise and our wholesale operations. The guarantees are for the term of the respective loan agreements. Under these guarantees, we generally would be required to make the loan payments if the franchisee defaults on a payment. Generally, the guarantees are secured by corporate indemnification agreements and personal guarantees of the franchisee owner and are substantially collateralized with equipment and inventory, and in certain cases, with buildings. At April 23, 2005 these additional franchise loan balances were $6,059,000 and our guarantees of those loans were $5,182,000. Fresh Brands has issued a $4,000,000 letter of credit in support of its guarantees of both the consolidated franchise and other franchise loans.

        Interest expense consisted of the following:

(In thousands)
	For the 16-weeks ended
	April 23, 2005	April 24, 2004
Interest-on capital lease obligations	$727	$635
Interest on long-term debt	273	271
Amortization of deferred issuance costs	60	--
Interest on debt of consolidated franchisees	412	368
Other	(39)	98

Interest expense	$1,433	$1,372

(7) Segment Reporting

        Our operations are classified into three segments: wholesale, corporate retail and franchise retail. Our wholesale business derives its revenues primarily from the sale of grocery products to our corporate and franchised supermarkets and independent supermarket customers. We supply these products to our supermarkets through two distribution centers in Sheboygan, Wisconsin and through a third-party distribution facility in Milwaukee, Wisconsin. Additionally, we distribute bakery and deli items made in our Platteville, Wisconsin centralized production facility. As of April 23, 2005 our corporate retail business consists of our 20 owned supermarkets and 2 convenience stores. Our retail revenue is generated by our corporate supermarkets selling grocery products to retail consumers. The 18 consolidated franchise stores comprise the franchise retail segment.

        Summarized financial information for the first quarters of 2005 and 2004 concerning our reportable segments is shown in the following tables:

(In thousands)
	For the 16-weeks ended
	April 23, 2005	April 24, 2004
Net sales

Wholesale	$140,689	$146,810
Corporate Retail	79,721	86,191
Franchise Retail	38,016	32,534
Intersegment eliminations:
Sales to corporate retail	(41,546)	(52,587)
Sales to franchise retail	(19,222)	(16,562)

Total net sales	$197,658	$196,386

	For the 16-weeks ended
	April 23, 2005	April 24, 2004
Income (loss) from continuing
operations before income tax

Wholesale	$3,826	$830
Corporate Retail	(1,491)	(776)
Franchise Retail	(517)	(109)

Total operating income (loss)	1,818	(55)
Interest expense	1,021	1,004
Interest expense of consolidated
franchises	412	368
Minority interest in earnings (losses)
of consolidated franchises	38	(50)

Income (loss) from continuing
operations before income tax	$347	$(1,377)

        During the second quarter of 2004, in connection with our change in management and the shift in our operational focus to our wholesale operations, we reevaluated our approach to reporting the results of our operating segments and decided to no longer allocate wholesale operating profits to our retail segment. This approach is consistent with how our management reviews the results of operations for our operating units. As a result of this change, we also reassessed the allocation of goodwill that arose in connection with the Dick’s Supermarkets acquisition and allocated $11,495,000 of goodwill to our wholesale segment. Prior year segment information has been restated to conform to the current presentation

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        As of April 23, 2005, we owned 20 supermarkets and two convenience stores and franchised an additional 79 supermarkets. This compares to 29 owned supermarkets and 74 franchised supermarkets as of April 24, 2004. Eleven of our corporate supermarkets operate under the Piggly Wiggly® banner and nine of them operate under the Dick’s® Supermarkets banner. All of our franchised supermarkets operate under the Piggly Wiggly banner. We are the primary supplier to all of these supermarkets and also serve as a wholesaler to a number of smaller, independently operated supermarkets and convenience stores. All of our supermarkets and other wholesale customers are located in Wisconsin, northern Illinois and northeastern Iowa.

        Our operations are classified into three segments: wholesale, corporate retail and franchise retail. Our wholesale business derives its revenues primarily from the sale of groceries and other products to our corporate and franchised supermarkets and independent retail customers through two distribution centers in Sheboygan, Wisconsin and through a third-party distribution facility in Milwaukee, Wisconsin. Additionally, we distribute items made in our Platteville, Wisconsin centralized bakery/deli production facility to our corporate supermarkets, franchisees, and independent customers.

        Our corporate retail business consists of 20 corporate-owned supermarkets and two convenience stores. Our convenience stores include fuel stations and are located on properties adjacent to our stores. We earn our retail revenue by selling products purchased from our wholesale segment and other merchandise to retail consumers. Compared to our wholesale segment, our corporate retail segment generates higher gross profit margins, but has higher operating expenses.

        As discussed in the notes to the condensed consolidated financial statements, we were required to consolidate the financial statements of certain of our franchise entities in our consolidated financial statements as of January 4, 2004 even though we have no equity interests in these franchises. There are currently 18 franchise entities that comprise our franchise retail segment. Similar to our corporate retail segment, our franchise retail segment generates higher gross profit margins, but has higher operating expenses compared to our wholesale segment.

Results of Operations

        The following tables set forth certain selected items from our results of operations for first quarter of 2005 compared to the first quarter of 2004:

(In thousands, except percentages)
	For the 16-weeks ended
	April 23, 2005	April 24, 2004
Net sales	$197,658	$196,386
Gross profit(1)	44,530	42,307
Operating income (loss)	1,818	(55)
Interest expense	1,433	1,372
Minority interest in earnings of consolidated franchisees	38	(50)
Income (loss) from continuing operations before income
taxes	347	(1,377)
Income tax provision (benefit)	135	(681)
Income (loss) from continuing operations	212	(696)
Loss from discontinued operations, net of tax	--	(862)
Cumulative effect of change in accounting principle	--	(136)
Net income (loss)	$212	$(1,694)

Net sales by segment:
Wholesale segment	$140,689	$146,810
Corporate retail segment	79,721	86,191
Franchise retail segment	38,016	32,534
Intersegment eliminations:
Sales to corporate retail	(41,546)	(52,587)
Sales to franchise retail	(19,222)	(16,562)

Net sales	$197,658	$196,386

Operating income (loss) by segment:
Wholesale segment	$3,826	$830
Corporate retail segment	(1,491)	(776)
Franchise retail segment	(517)	(109)

Operating income (loss)	$1,818	$(55)

Comparable store sales increases:
Corporate stores	0.3%	4.5%
Consolidated franchise stores	(2.2%)	7.5%
Other franchise stores(2)	2.1%	1.5%
Combined corporate and franchised stores(2)	0.9%	3.2%

(1)	Our gross profits may not be comparable to others in our industry because some entities may include all of the costs related to their distribution network in cost of products sold and others exclude all or a portion of such costs from gross profit, instead including them in an operating expense category such as selling and administrative expenses. Our cost of products sold includes product costs and the production labor in our bakery/deli production facility. Other costs, including purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of our distribution network are included in our selling and administrative expenses.
(2)	While franchised store sales are not recorded as revenue by us, we believe they are important in understanding our financial performance because their sales volumes generate additional wholesale sales volume and franchise fees and they are indicative of the financial health of our franchise base and the effectiveness of our in-store value proposition.

Wholesale segment

(In thousands, except percentages)
	For 16-weeks ended
	April 23, 2005	April 24, 2004
Sales	$140,689	$146,810
Gross profit	18,096	15,510
Gross margin	12.9%	10.6%
Selling and administrative expenses	13,001	12,260
As a percent of sales	9.3%	8.3%
Repositioning and other impairment charges	--	1,315
As a percent of sales	--	0.9%
Depreciation and amortization	1,269	1,105
As a percent of sales	0.9%	0.8%
Operating income	$3,826	$830
Operating margin	2.7%	0.6%

        Wholesale sales decreased $6.1 million, or 4.2%, during the first quarter of 2005 compared to the same first quarter of 2004. The decrease primarily reflects the impact of closing one franchise store and five corporate stores during first two quarters of 2004 and selling one corporate store in August 2004.

        Wholesale operating income increased from $0.8 million in 2004 to $3.8 million in 2005 and the operating margin increased from 0.56% in 2004 to 2.72% in 2005. The increases are primarily attributable to the following:

•	Increased gross profits due to less promotional funding in the first quarter of 2005 compared to the first quarter of 2004. In 2004, our gross profits were reduced by approximately $1.2 million due to the significant promotional activities that were increased to help increase retail sales at our corporate and franchise stores.

•	A $1.3 million lease exit charge related to the closure of one franchise store in March 2004.

        For the first quarter of 2005, our provision for potentially uncollectible franchise receivables was $0.7 million compared to $1.1 million for the first quarter of 2004. During the first quarter of 2004, we facilitated the closure of one franchise store that resulted in the $1.3 million lease exit charge noted previously and a substantial portion of the $1.1 million provision for uncollectible franchise receivables. During the first quarter of 2005, we facilitated the closure of two additional underperforming franchise stores and also facilitated the sale of two additional franchise stores to a new franchise operator. These transactions resulted in a majority of the $0.7 million provision for potentially uncollectible franchise receivables in the first quarter of 2005. We continue to review all remaining underperforming stores to determine appropriate actions to be taken for those locations that are not meeting our performance expectations. We expect to facilitate the closure of two additional franchise stores in the second quarter of 2005.

Corporate retail segment

(In thousands, except percentages)
	For 16-weeks ended
	April 23, 2005	April 24, 2004
Sales	$79,721	$86,191
Gross profit	18,199	19,864
Gross margin	22.8%	23.0%
Selling and administrative expenses	17,998	18,791
As a percent of sales	22.6%	21.8%
Depreciation and amortization	1,692	1,849
As a percent of sales	2.1%	2.1%
Operating loss	$(1,491)	$(776)
Operating margin	(1.9)%	(0.9)%

        Corporate retail store sales decreased $6.5 million, or 7.5%, during the first quarter of 2005 compared to the first quarter of 2004. The decrease was primarily the result of the conversion of two corporate stores last September to franchise ownership. As a result, those stores are now included in the franchise retail segment.

        Corporate retail operating losses increased from $0.8 million in 2004 to $1.5 million in 2005. Gross margin also decreased in the first quarter by 22 basis points from 23.05% to 22.83% and operating margin also declined. The decreases are primarily due to the impact of the implementation of our value proposition late last year. Additionally, the March closure of one of our Sheboygan area stores added to our operating loss as the costs associated with the closure increased the store’s losses by approximately $218,000 over the first quarter of last year. We expect to realize the anticipated benefits resulting from the closure in future periods.

Franchise retail segment

(In thousands, except percentages)
	For the 16-weeks ended
	April 23, 2005	April 24, 2004
Sales	$38,016	$32,534
Gross profit	8,908	7,883
Gross margin	23.4%	24.2%
Selling and administrative expenses	8,647	7,257
As a percent of sales	22.7%	22.3%
Depreciation and amortization	778	735
As a percent of sales	2.1%	2.2%
Operating loss	$(517)	$(109)
Operating margin	(1.4)%	(0.3)%

        Our franchise retail segment is comprised of the franchise entities that we were required to start consolidating as of January 4, 2004 primarily because of our loan guarantees to these entities and their financial condition at the time the loan guarantees were made. Our operating results for the first quarter of 2005 include the results of 18 consolidated franchise stores.

        Franchise retail sales for the first quarter of 2005 increased $5.5 million, or 16.9%, compared to the first quarter of 2004. The increase was primarily due to the conversion of two corporate stores in September 2004. Gross margin for the franchise retail stores decreased 80 basis points compared to the first quarter of 2004 as the consolidated franchise stores were impacted by the value proposition to a larger degree than the corporate stores based on the mix of merchandise in these stores.

        Additional sales increases are needed to improve the operating results of certain of the stores within the franchise retail segment. Subject to local market competitive conditions and industry factors, we believe the operating results for these franchise entities may continue to improve over time with further sales growth and the continued close management of operational expenses.

Retail Stores

        We continue to review all remaining underperforming corporate and franchise stores to determine appropriate actions to be taken for those locations that are not meeting our performance expectations. To the extent that our corporate and franchise retail stores are not able to substantially achieve expected sales, operating income, or cash flows, we could be required to record asset impairment or other charges and we may decide to sell or close additional stores. The range of any such potential charges, which could be significant, would be based on a number of factors, primarily related to the stores’ current and projected operating performance, future required capital expenditures, interest rates, and long-term growth assumptions. We will continue to review the results of our initiatives to improve the operating results for these stores throughout 2005 and monitor the valuation of our long-lived assets for these stores and the corporate retail segment, as a whole, and the adequacy of our provision for potentially uncollectible franchise receivables.

Interest Expense

        Interest expense increased primarily due to the interest on the capital lease obligation for the new bakery/deli production facility.

Income Tax Provision

        Our effective tax rate for income from continuing operations was 38.9% for 2005 and (49.5%) for 2004.

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

Liquidity and Capital Resources
Summary

        As of April 23, 2005, we had $13.7 million of availability under our revolving credit facility. We believe that our cash flow from operations and availability under our revolving credit facility will be sufficient to meet our normal expected working capital requirements, planned capital expenditures, and term debt payments for 2005.

        The following tables summarize our cash flow during the first quarters of 2005 and 2004 and other information related to our liquidity and capital resources (in thousands, except for ratios):

	2005	2004
Cash and cash equivalents at beginning of year	$5,870	$1,323
Cash provided by operating activities	4,507	1,550
Cash provided by (used in) investing activities	(29)	2,592
Cash provided by (used in) financing activities	(4,231)	3,429
Cash of consolidated franchises at beginning of period	--	115

Cash and cash equivalents at end of period	$6,117	$9,009

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

The covenants in our new credit facility also limit our ability to incur additional debt and other obligations, including capital lease obligations. In addition, our new credit facility requires us to comply with the following financial covenants at the end of each quarter:

Financial Covenant(1)	Required Ratio	Ratio as of April 23, 2005	Ratio as of January 1, 2005
Fixed Charge Coverage Ratio(2)	At least 1.25:1	3.31:1	5.01:1

Total Senior Debt Cash Flow Leverage Ratio(3)	No more than 2.00:1	1.35:1	1.48:1

Paid Sublease Ratio(4)	At least 0.90:1	0.98:1	0.98:1

(1)	Each of these ratios is defined in our revolving credit agreement.
(2)	Our Fixed Charge Coverage Ratio is a measure of our cash flow compared to our fixed charges.
(3)	Our Total Senior Debt Cash Flow Leverage Ratio is a measure of our senior debt compared to our cash flow.
(4)	Our Paid Sublease Ratio is a measure of the number of our franchisees who sublease their stores from us who are current on their rent payments.

Cash Flows From Operating Activities

        Cash provided by operating activities was $4.5 million in 2005 compared to $1.6 million in 2004. This change was largely the result of cash generated in 2005 from reduced levels of wholesale inventory. Cash provided by operating activities before changes in operating assets and liabilities was $4.6 million in the first quarter of 2005, compared to $4.6 million in the first quarter of 2004.

Cash Flows From Investing Activities

        Our aggregate capital expenditures were $0.5 million for the first quarter of 2005, compared to $2.2 million for the quarter of 2004.

        We have used sale and leaseback arrangements to finance substantially all of our retail facility projects. Under these arrangements, we capitalize the costs incurred for land and buildings under development until project completion. Upon completion, the facilities are sold and lease arrangements are established. In the first quarter of 2004, we completed the sale and leaseback for the corporate store opened in January 2004 and we were reimbursed for some interim funding related to the replacement bakery/deli production facility. We currently have no further commitments for any additional new or replacement facilities.

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

Cash Flows From Financing Activities

        Cash used for financing activities primarily reflects net borrowing or repayments under our revolving credit facility, and payments of capital lease obligations and term debt. During the first quarter of 2005, we used cash to reduce borrowing under our revolving credit facility by $2.7 million and to pay $1.4 million in capital lease obligations and term debt. In the first quarter of 2004, we paid $1.4 million for capital lease obligations and term debt and while borrowing an additional $5.5 million under our revolving credit facility. Due to credit facility restrictions, and our focus on reducing our debt, we do not currently anticipate paying any dividends or making any additional repurchases under our stock repurchase plan during 2005.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this filing, particularly in the section titled “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we believe, anticipate, expect or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Specifically, forward-looking statements include statements about: (a) our expectations regarding the anticipated benefits of our new operational focus, particularly our new in-store value proposition and pricing and marketing strategy, including the impact that they will have on our future financial performance and condition, including on our net sales and gross profit margins and comparable store sales; (b) the anticipated benefits that our new in-store value proposition and specific marketing plans and other operating goals will have on our underperforming corporate and franchised supermarkets and the potential consequences if such anticipated benefits are not realized; (c) the number of expected owned and franchisee supermarket closings in 2005, the amount of charges we expect to incur in connection with such supermarket closings and the potential effect that such charges could have on our future financial performance and condition; (d) the annual savings that we expect to realize as a result of our full integration of our Dick’s Supermarkets operations; (e) the anticipated impact that our new headquarters pricing system will have on our pricing strategy; (f) our ability to continue to grow our wholesale operations; (g) our belief that our existing bank credit facility will provide us with sufficient liquidity to meet our normal, expected working capital requirements, planned capital expenditures, and term debt payments for 2005; and (h) the potential that we may incur impairment charges for long-lived assets or goodwill and the potential magnitude of such charges. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect our anticipated results. Such risks and uncertainties include, but are not limited to, the following: (1) our realizing the expected benefits of our new in-store value proposition and the likely material adverse consequences to our financial results and condition if they are not realized or not realized in a timely manner; (2) the possibility that the our vendors may adversely change the terms on which they extend credit to sell us products; (3) our limited liquidity under our revolving credit facility; (4) our significant capitalized lease and guarantee amounts; (5) the presence of intense competitive market activity in our market areas, including competition from warehouse club stores and deep discount supercenters; (6) the cost advantages that many of our competitors have as a result of their larger purchasing power and, in many cases, non-union workforces; (7) our ability to identify and convert new franchisee stores; (8) our continuing ability to obtain reasonable vendor marketing funds for promotional purposes; (9) the potential recognition of repositioning and/or other charges resulting from potential closures, conversions and consolidations of retail stores due principally to the competitive nature of the industry and to the quality of our retail store operators; (10) the potential recognition of additional charges relating to uncollectible accounts receivable from our franchise operators; (11) the potential recognition, if we are not able to achieve our operating plans for certain of our corporate retail stores, of additional potentially significant impairment charges for long-lived assets or goodwill; and (12) our costs to continue to comply with the Sarbanes-Oxley Act of 2002. Shareholders, potential investors and other readers are urged to consider these risks carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this annual report on Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

        Our only variable rate financial instrument subject to interest rate risk is our revolving credit facility, which permits borrowings at interest rates based on either the bank’s prime rate or adjusted LIBOR. As a result of the amounts owed pursuant to our revolving credit facility, increases in market interest rates would cause our interest expense to increase and our earnings from continuing operations before income taxes to decrease. Based on our credit facility borrowings as of April 23, 2005, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $176,000. Similarly, a 100 basis point decrease in the market interest rate would reduce our annual interest expense by approximately $176,000.

        We believe that our exposure to other market risks including risks related to changes in foreign currency exchange rates, commodity prices, equity prices, and trade accounts receivable is not significant.

Item 4.     Procedures and Controls

a.	Evaluation of disclosure controls and procedures:

        Based on their respective evaluations as of the end of the fiscal quarter to which this Quarterly Report on Form 10-Q relates, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b.	Changes in internal control over financial reporting:

        During the first quarter of 2005, we completed the integration of the redundant management functions for our Dick’s Supermarkets operations. This effort included incorporating substantially all of the accounting operations for the Dick’s Supermarkets stores and the bakery/deli production facility into the accounting operations for all of our other corporate operations. As a result, these entities are now subject to the same accounting processes and internal controls as other corporate stores.

        Except for the preceding change, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act that occurred during the fiscal quarter to which this quarterly report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

        In January 1992, our board of directors instituted a share repurchase plan. Since then, the aggregate amount of our common stock that we can repurchase pursuant to this plan has been increased several times, most recently to its current $30.0 million limit. During the quarter ended April 23, 2005, we did not repurchase any shares of our common stock. Although the plan does not have any expiration date, due to credit facility restrictions, and our focus on reducing our debt, we do not currently anticipate making significant additional repurchases under this plan during 2005.

        Pursuant to covenants in our revolving credit facility, we are prohibited from paying cash dividends on our common stock and are limited in our ability to repurchase our common stock.

Item 6.     Exhibits

10.1	Offer of Employment to Joe Livorsi, dated April 4, 2005

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Periodic Financial Report by the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRESH BRANDS, INC.
Dated: June 1, 2005	By: /s/ Louis E. Stinebaugh
Louis E. Stinebaugh,
President and Chief Operating Officer
Dated: June 1, 2005	By: /s/ John H. Dahly
John H. Dahly,
Executive Vice President, Chief Financial Officer,
Secretary and Treasurer