Form 10-Q
period 2005-07-16
FRESH BRANDS INC
filed 2005-08-24
CIK 1135431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 16, 2005

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

As of August 19, 2005, 4,931,934 shares of Common Stock, $0.05 par value, were issued and outstanding.

FRESH BRANDS, INC.

FORM 10-Q INDEX

PAGE NUMBER
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures
about Market Risk	21
Item 4. Controls and Procedures	21
PART II OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds	21
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 6. Exhibits	22
Signatures	23

PART I     FINANCIAL INFORMATION

Item 1.   Financial Statements

FRESH BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except share and per share data)
Assets	July 16, 2005	January 1, 2005
Current assets:
Cash and equivalents	$7,028	$5,870
Receivables, net of allowance for doubtful accounts	13,033	16,098
Inventories	36,482	38,172
Other current assets	6,607	7,038
Deferred income taxes	5,156	5,059

Total current assets	68,306	72,237

Capital sublease receivables	27,857	28,629
Property and equipment	30,606	34,299
Property under capital leases	38,396	39,463
Goodwill	21,455	21,455
Other assets	6,551	6,896

Total assets	$193,171	$202,979

Liabilities and Shareholders' Investment

Current liabilities:
Accounts payable	$31,513	$32,196
Accrued liabilities	18,903	17,619
Current portion of revolving credit facility	5,000	5,000
Current maturities of capital lease obligations	3,039	2,899
Current maturities of long-term debt	2,894	2,968

Total current liabilities	61,349	60,682

Capital lease obligations	69,816	71,322
Revolving credit facility	6,000	15,300
Other long-term debt	5,915	6,394
Deferred income taxes	679	602
Other noncurrent liabilities	477	480
Minority interests	880	580
Shareholders' investment:
Common stock, $0.05 par value, authorized 20,000,000 shares, issued 8,750,342 shares as of July 16, 2005 and January 1,
2005	438	438
Additional paid-in capital	15,575	15,575
Retained earnings	77,121	76,715
Treasury stock at cost, 3,818,408 shares as of July 16, 2005 and
3,822,928 shares as of January 1, 2005	(45,079)	(45,109)

Total shareholders' investment	48,055	47,619

Total liabilities and shareholders' investment	$193,171	$202,979

    See notes to consolidated financial statements.

FRESH BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(In thousands, except per share data)
	For the 12-weeks ended		For the 28-weeks ended
	July 16, 2005	July 17, 2004	July 16, 2005	July 17, 2004
Net sales	$164,227	$163,157	$361,885	$359,543
Cost of products sold	127,153	129,762	280,281	283,841

Gross profit	37,074	33,395	81,604	75,702
Selling and administrative expenses	31,457	28,282	70,487	65,640
Repositioning and impairment charges	1,048	1,314	1,048	2,629
Depreciation and amortization	2,736	2,705	6,418	6,393

Operating income	1,833	1,094	3,651	1,040
Interest expense	1,013	853	2,448	2,225
Minority interest in earnings of consolidated
franchises	497	114	534	64

Income (loss) from continuing operations
before income tax	323	127	669	(1,249)
Income tax provision (benefit)	128	227	263	(451)

Income (loss) from continuing operations	195	(100)	406	(798)
Loss from discontinued operations, net of
tax	--	(2,068)	--	(2,928)
Cumulative effect of change in accounting
principle	--	--	--	(136)

Net income (loss)	$195	$(2,168)	$406	$(3,862)

Earnings (loss) per basic share:
Income (loss) from continuing
operations	$0.04	$(0.02)	$0.08	$(0.16)
Loss from discontinued operations	--	(0.42)	--	(0.60)
Cumulative effect of change in
accounting principle	--	--	--	(0.03)

Earnings (loss) per basic share	$0.04	$(0.44)	0.08	$(0.79)

Earnings (loss) per diluted share:
Income (loss) from continuing
operations	$0.04	$(0.02)	$0.08	$(0.16)
Loss from discontinued operations	--	(0.42)	--	(0.60)
Cumulative effect of change in
accounting principle	--	--	--	(0.03)

Earnings (loss) per diluted share	$0.04	$(0.44)	$0.08	$(0.79)

Weighted average shares and equivalents
outstanding:
Basic	4,920	4,914	4,920	4,913
Diluted	4,920	4,914	4,920	4,913

    See notes to condensed financial statements.

FRESH BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(In thousands)
	For the 28-weeks ended
	July 16, 2005	July 17, 2004
Cash flows from operating activities:
Net income (loss)	$406	$(3,862)
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for doubtful accounts	1,048	1,550
Depreciation and amortization	6,418	6,559
Provisions for store closures	1,048	4,359
Property and equipment impairment charges	--	1,422
Deferred income taxes	(20)	29
Minority interests	534	64
Cumulative effect of change in accounting principles	--	136
Changes in assets and liabilities:
Receivables, net	2,030	(1,044)
Inventories	2,582	5,311
Other current assets	553	(948)
Accounts payable	(683)	(5,167)
Accrued liabilities	184	(1,281)

Net cash flows provided by operating activities	14,100	7,128

Cash flows from investing activities:
Capital expenditures	(1,082)	(3,261)
Acquisition of stores by consolidated franchisees, net of cash	(1,137)	--
Expenditures for land and buildings under development	--	(1,895)
Proceeds from sale of land and buildings under development	--	6,430
Receipt of principal amounts under capital subleases	700	641

Net cash flows (used for) provided by investing activities	(1,519)	1,915

Cash flows from financing activities:
Net change in revolver activity	(9,300)	(650)
Principal payments on capital lease obligations	(1,366)	(1,325)
Principal payments of consolidated franchise debt	(970)	(1,461)
Principal payments on long-term debt	(118)	(191)
Long-term debt proceeds of consolidated franchisees	535	--
Deferred financing costs	--	(512)
Distributions to minority interests	(234)	(159)
Other financing activities	30	148

Net cash flows used for financing activities	(11,423)	(4,150)

Cash and equivalents:
Net change	1,158	4,893
Cash of consolidated franchises at beginning of period	--	115
Balance, beginning of period	5,870	1,323

Balance, end of period	$7,028	$6,331

Supplemental cash flow disclosures:
Interest paid	$(2,456)	$(2,242)
Income taxes refunded	1,731	1,500

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

        There are currently 19 franchise entities, which own 21 stores, that are consolidated under FIN 46R. The following table reflects the summarized results of operations for the consolidated franchise entities for the quarterly periods.

(In thousands)
	For the 12-weeks ended		For the 28-weeks ended
	July 16, 2005	July 17, 2004	July 16, 2005	July 17, 2004

Retail sales of consolidated franchise entities	$36,423	$27,796	$74,439	$60,331

Operating income of consolidated franchise	$926	$226	$409	$117
entities
Interest expense of consolidated franchise
entities	324	264	736	632

Net income (losses) of consolidated franchise	602	(38)	(327)	(515)
entities
Less: Minority interest in earnings	497	114	534	64

Net impact on consolidated income from
continuing operations before income taxes	$105	$(152)	$(861)	$(579)

        The following table reflects the summarized balance sheet amounts for the consolidated entities as of July 16, 2005 and January 1, 2005.

(In thousands)
	July 16, 2005	January 1, 2005
Current assets	$12,561	$11,721
Property and equipment, net	6,441	7,094
Property under capital leases, net	11,733	11,986
Goodwill	1,175	1,175
Other noncurrent assets	186	285

Total assets	$32,096	$32,261

Accounts payable to Fresh Brands	$9,004	$9,784
Other current liabilities	3,991	3,866
Capital lease obligations to Fresh Brands	12,336	12,415
Notes payable to Fresh Brands	2,150	1,609
Other debt	8,250	8,686
Minority interests	880	580
Accumulated deficits	(4,515)	(4,679)

Total liabilities and shareholders' investment	$32,096	$32,261

        The balances payable to Fresh Brands are eliminated in consolidation. Substantially all of the other long-term debt of these consolidated franchise entities is guaranteed by Fresh Brands.

(3) Repositioning and Other Impairment Charges

        Repositioning and other impairment charges related to continuing operations included the following:

(In thousands)
	For the 12-weeks ended		For the 28-weeks ended
	July 16, 2005	July 17, 2004	July 16, 2005	July 17, 2004
Impairment of property and equipment, including
capital lease assets	$--	$1,314	$--	$1,314
Repositioning expenses	1,048	--	1,048	1,315

Total repositioning and other impairment charges	$1,048	$1,314	$1,048	$2,629

        We estimate repositioning and termination expenses associated with the closure, replacement, or disposal of stores in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table reflects the changes in the retail repositioning reserve for the 28 weeks ended July 16, 2005.

(In thousands)
	Balance January 1, 2005	Provision	Usage	Balance July 16, 2005
Lease costs	$2,783	$1,048	$1,646	$2,185
Severance costs	200	--	200	--

Total	$2,983	$1,048	$1,846	$2,185

        The provision for lease costs for the 28 weeks ended July 16, 2005 represents the exit costs related to two franchise stores that were closed during the second quarter of 2005. The total repositioning provisions for 2005 and 2004 were charged to our operating segments as follows:

(In thousands)
	For the 28-weeks ended
	July 16, 2005	July 17, 2004
Operating segments:
Wholesale	$1,048	$1,315

Total continuing operations	1,048	1,315

Discontinued operations	--	3,044

Total provision	$1,048	$4,359

(4) Discontinued Operations

        Discontinued operations include the operating results of stores that we have closed or sold where we no longer have continuing involvement in those specific markets. These operations include one store closed in December 2003, five stores closed in May 2004, and one store sold in August 2004 that we no longer supply.

        The following table reflects the components of discontinued operations:

(In thousands)
	For 12-weeks ended	For the 28-weeks ended
	July 17, 2004	July 17, 2004
Sales	$3,545	$16,410

Loss from operations	$(638)	$(2,048)
Loss on disposal	(3,044)	(3,044)

Operating loss	(3,682)	(5,092)
Income tax provision (benefit)	(1,614)	(2,164)

Loss from discontinued operations	$(2,068)	$(2,928)

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

        We have adopted the disclosure requirements of SFAS No. 123. Had we determined compensation cost based on the fair value at the grant date for stock options under SFAS No. 123, our net earnings (loss) would have been reduced (increased) to the following pro forma amounts below:

(In thousands)
	For the 12-weeks ended		For the 28-weeks ended
	July 16, 2005	July 17, 2004	July 16, 2005	July 17, 2004

Net earnings (loss)
As reported	$195	$(2,168)	$406	$(3,862)
Less: Stock-based compensation expense
under fair value based method, net of related
tax effects	(49)	(69)	(106)	(153)

Pro forma	$146	$(2,237)	$300	$(4,015)

Earnings (loss) per share-diluted
As reported	$0.04	$(0.44)	$0.08	$(0.79)
Pro forma	$0.03	$(0.46)	$0.06	$(0.82)

(6) Long-term Debt and Guarantees

        Long-term debt at July 16, 2005 and January 1, 2005 consisted of the following:

(In thousands)
	July 16, 2005	January 1, 2005
Revolving credit facility	$11,000	$20,300
Consolidated franchisee debt	8,250	8,686
Other notes payable, 3.0% interest	559	676

	19,809	29,662
Less amounts classified as current maturities:
Consolidated franchisee debt maturities	(2,649)	(2,725)
Other notes payable maturities	(245)	(243)
Current portion of revolving credit facility	(5,000)	(5,000)

Long-term debt	$11,915	$21,694

        Our $40,000,000 revolving credit facility is secured by substantially all of our assets. The availability under the revolving credit facility is based on a borrowing base formula equal to the sum of 80% of eligible accounts receivable, 60% of eligible inventory, and 60% of eligible owned real estate, less outstanding letters of credit. As of July 16, 2005, net of outstanding letters of credit of $8,801,000, our available borrowings were $31,199,000 and our outstanding borrowings were $11,000,000. While the entire facility remains available for us to borrow, we have classified $5,000,000 of the July 16, 2005 balance as current based on our expectations to continue to reduce our borrowings under the facility over the next year. Our borrowings throughout 2005 will vary based on operating cash flows and the timing of capital expenditures, term debt repayments and seasonal working capital requirements. The revolving credit facility matures March 18, 2007.

        The interest rate on borrowings under the revolving credit facility is based, at our option, on either a defined base rate or the London Interbank Offered Rate (LIBOR) plus applicable margins based on a senior debt to cash flow ratio. At July 16, 2005, our borrowing rates were LIBOR plus 2.00% (5.31%) or base plus 0.50% (6.75%). Commitment fees, ranging from 0.25% to 0.50% per annum, are payable on the average daily unused balance of the revolving credit facility. The revolving credit facility contains various financial covenants including, among others, a fixed charge coverage ratio, a total senior debt cash flow leverage ratio, and a paid sublease ratio. In addition, the revolving credit facility limits our ability to obtain additional debt and incur other liabilities including capital lease obligations, prohibits us from guaranteeing additional franchisee bank debt, prohibits the payment of cash dividends, and limits our ability to repurchase common stock. At July 16, 2005, we were in compliance with all financial covenants and terms of our revolving credit facility.

        The consolidated franchisee debt consists primarily of 15 bank term loans that have interest rates ranging from 3.75% to 7.35% and aggregate monthly principal payments of approximately $100,000. The loans mature at various dates between November 25, 2005 and July 31, 2008. Fresh Brands, Inc. has guaranteed $6,589,000 of the consolidated franchisee debt.

        In addition to the guaranteed loans of the consolidated franchisees, we have guaranteed 12 bank loans of other franchisees and certain of their affiliates. These guarantees were made to support the business growth of the franchise and our wholesale operations. The guarantees are for the term of the respective loan agreements. Under these guarantees, we generally would be required to make the loan payments if the franchisee defaults on a payment. Generally, the guarantees are secured by corporate indemnification agreements and personal guarantees of the franchisee owner and are substantially collateralized with equipment and inventory, and in certain cases, with buildings. At July 16, 2005 these additional franchise loan balances were $4,997,000 and our guarantees of those loans were $4,188,000. Fresh Brands has issued a $4,000,000 letter of credit in support of its guarantees of both the consolidated franchise and other franchise loans.

        Interest expense consisted of the following:

(In thousands)
	For the 12-weeks ended		For the 28-weeks ended
	July 16, 2005	July 17, 2004	July 16, 2005	July 17, 2004
Interest on capital lease obligations	$709	$617	$1,655	$1,419
Interest on long-term debt	161	167	434	439
Amortization of deferred issuance costs	45	53	104	53
Interest on debt of consolidated franchisees	88	138	281	339
Other	10	(122)	(26)	(25)

Interest expense	$1,013	$853	$2,448	$2,225

(7) Segment Reporting

        Our operations are classified into three segments: wholesale, corporate retail and franchise retail. Our wholesale business derives its revenues primarily from the sale of grocery products to our corporate and franchised supermarkets and independent supermarket customers. We supply these products to our supermarkets through two distribution centers in Sheboygan, Wisconsin and through a third-party distribution facility in Milwaukee, Wisconsin. Additionally, we distribute bakery and deli items made in our Platteville, Wisconsin centralized production facility. As of July 16, 2005 our corporate retail business consists of our 20 owned supermarkets and 2 convenience stores. Our retail revenue is generated by our corporate supermarkets selling grocery products to retail consumers. There are currently 19 consolidated franchise entities, which own 21 stores, that comprise the franchise retail segment.

        Summarized financial information for the second quarters and year-to-date periods of 2005 and 2004 concerning our reportable segments is shown in the following tables:

(In thousands)
	For the 12-weeks ended		For the 28-weeks ended
	July 16, 2005	July 17, 2004	July 16, 2005	July 17, 2004
Net sales

Wholesale	$113,662	$115,945	$254,351	$262,755
Corporate Retail	64,603	69,965	144,323	156,155
Franchise Retail	36,423	27,796	74,439	60,331
Intersegment eliminations:
Sales to corporate retail	(32,861)	(37,265)	(74,436)	(89,852)
Sales to franchise retail	(17,600)	(13,284)	(36,822)	(29,846)

Total net sales	$164,227	$163,157	$361,885	$359,543

	For the 12-weeks ended		For the 28-weeks ended
	July 16, 2005	July 17, 2004	July 16, 2005	July 17, 2004
Income (loss) from continuing
operations before income tax

Wholesale	$719	$2,465	$4,545	$3,296
Corporate Retail	188	(1,597)	(1,303)	(2,373)
Franchise Retail	926	226	409	117

Total operating income	1,833	1,094	3,651	1,040
Interest expense	689	589	1,712	1,593
Interest expense of consolidated
franchises	324	264	736	632
Minority interest in earnings of
consolidated franchises	497	114	534	64

Income (loss) from continuing
operations before income tax	$323	$127	$669	$(1,249)

        During the second quarter of 2004, in connection with our change in management and the shift in our operational focus to our wholesale operations, we reevaluated our approach to reporting the results of our operating segments and decided to no longer allocate wholesale operating profits to our retail segment. This approach is consistent with how our management reviews the results of operations for our operating units. As a result of this change, we also reassessed the allocation of goodwill that arose in connection with the Dick’s Supermarkets acquisition and allocated $11,495,000 of goodwill to our wholesale segment. Prior year segment information has been restated to conform to the current presentation.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        As of July 16, 2005, we owned 20 supermarkets and two convenience stores and franchised an additional 75 supermarkets. This compares to 24 owned supermarkets, two owned convenience stores and 77 franchised supermarkets as of July 17, 2004. Eleven of our corporate supermarkets operate under the Piggly Wiggly® banner and nine of them operate under the Dick’s® Supermarkets banner. All of our franchised supermarkets operate under the Piggly Wiggly banner. We are the primary supplier to all of these supermarkets and also serve as a wholesaler to a number of smaller, independently operated supermarkets and convenience stores. All of our supermarkets and other wholesale customers are located in Wisconsin, northern Illinois and northeastern Iowa.

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

        As discussed in the notes to the condensed consolidated financial statements, we were required to consolidate the financial statements of certain of our franchise entities in our consolidated financial statements as of January 4, 2004 even though we have no equity interests in these franchises. There are currently 19 franchise entities, which own 21 supermarkets, that comprise our franchise retail segment. Similar to our corporate retail segment, our franchise retail segment generates higher gross profit margins, but has higher operating expenses compared to our wholesale segment.

Results of Operations

        The following tables set forth certain selected items from our results of operations for the second quarter and year-to-date periods of 2005 and 2004:

(In thousands, except percentages)
	For the 12-weeks ended		For the 28-weeks ended
	July 16, 2005	July 17, 2004	July 16, 2005	July 17, 2004
Net sales	$164,227	$163,157	$361,885	$359,543
Gross profit(1)	37,074	33,395	81,604	75,702
Operating income	1,833	1,094	3,651	1,040
Income (loss) from continuing operations	195	(100)	406	(798)
Loss from discontinued operations, net of
tax	--	(2,068)	--	(2,928)
Cumulative effect of change in accounting
principle	--	--	--	(136)
Net income (loss)	$195	$(2,168)	$406	$(3,862)

Net sales by segment:
Wholesale segment	$113,662	$115,945	$254,351	$262,755
Corporate retail segment	64,603	69,965	144,323	156,155
Franchise retail segment	36,423	27,796	74,439	60,331
Intersegment eliminations:
Sales to corporate retail	(32,861)	(37,265)	(74,436)	(86,852)
Sales to franchise retail	(17,600)	(13,284)	(36,822)	(29,846)

Net sales	$164,227	$163,157	$361,885	$359,543

Operating income (loss) by segment:
Wholesale segment	$719	$2,465	$4,545	$3,296
Corporate retail segment	188	(1,597)	(1,303)	(2,373)
Franchise retail segment	926	226	409	117

Operating income	$1,833	$1,094	$3,651	$1,040

Comparable store sales increases:
Corporate stores	1.6%		0.9%
Consolidated franchise stores	0.0%		(1.0)%
Other franchise stores(2)	4.2%		3.5%
Combined corporate and franchised
stores(2)	2.7%		2.0%

(1)	Our gross profits may not be comparable to others in our industry because some entities may include all of the costs related to their distribution network in cost of products sold and others exclude all or a portion of such costs from gross profit, instead including them in an operating expense category such as selling and administrative expenses. Our cost of products sold includes product costs and the production labor in our bakery/deli production facility. Other costs, including purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of our distribution network are included in our selling and administrative expenses.
(2)	While franchised store sales are not recorded as revenue by us, we believe they are important in understanding our financial performance because their sales volumes generate additional wholesale sales volume and franchise fees and they are indicative of the financial health of our franchise base and the effectiveness of our in-store value proposition.

Wholesale segment

(In thousands, except percentages)
	For the 12-weeks ended		For the 28-weeks ended
	July 16, 2005	July 17, 2004	July 16, 2005	July 17, 2004
Sales	$113,662	$115,945	$254,351	$262,755
Gross profit	13,507	11,453	31,603	26,962
Gross margin	11.9%	9.9%	12.4%	10.3%
Selling and administrative expenses	10,813	8,151	23,815	20,408
As a percent of sales	9.5%	7.0%	9.4%	7.8%
Repositioning and other impairment charges	1,048	--	1,048	1,315
As a percent of sales	0.9%	0.0%	0.4%	0.5%
Depreciation and amortization	927	837	2,195	1,943
As a percent of sales	0.8%	0.7%	0.9%	0.7%
Operating income	$719	$2,465	$4,545	$3,296
Operating margin	0.6%	2.1%	1.8%	1.3%

        Wholesale sales decreased $2.3 million, or 2.0%, during the second quarter of 2005 and $8.4 million, or 3.2%, for the year-to-date period of 2005 compared to the same periods of 2004. The decreases primarily reflect the impact of closing three franchise stores and six corporate stores since the first quarter of 2004 and selling one corporate store in August 2004. As a partial offset to these decreases, we added several new customers during this same time period. In addition, wholesale sales to our continuing store base increased consistent with the increased sales throughout the corporate and franchised stores.

        For the second quarter, wholesale operating income decreased from $2.5 million in 2004 to $0.7 million in 2005 and the operating margin decreased from 2.1% in 2004 to 0.6% in 2005. For the year-to-date periods, wholesale operating income increased from $3.3 million in 2004 to $4.5 million in 2005 and the operating margin increased from 1.3% in 2004 to 1.8% in 2005. The changes were primarily attributable to the following:

•	An improved gross margin and an increased selling and administrative expense rate were the result of changes to our manufacturer cooperative advertising program and our promotional activities in connection with our implementation of the value proposition strategy. The changes resulted in increased manufacturer allowances and reduced cost of goods, which have been directed at increased merchandise sales, and less income used to offset other advertising costs. As a result of these changes, we also significantly reduced our direct funding of retail promotions.

•	Lease exit charges of $1.0 million in the second quarter of 2005 related to the closure of two franchise stores.

•	A $1.3 million lease exit charge related to the closure of one franchise store in the first quarter of 2004.

        Our provisions for potentially uncollectible franchise receivables were $0.4 million for the second quarter of 2005 compared to $0.4 million for the second quarter of 2004 and $1.0 million for the year-to-date period of 2005 compared to $1.6 million for the same period in 2004. Each quarter, we estimate the provisions for potentially uncollectible franchise receivables based on a review of the underlying financial performance of the franchisees and our expectations for additional actions that may be taken for underperforming stores. During the second quarter of 2005, we facilitated the closure of two additional underperforming franchise stores which resulted in the majority of the provision for this period. Without the charges for those two locations, the provision for the second quarter of 2005 reflects significant improvement in the underlying financial performance of the franchise stores during this period.

Corporate retail segment

(In thousands, except percentages)
	For the 12-weeks ended		For the 28-weeks ended
	July 16, 2005	July 17, 2004	July 16, 2005	July 17, 2004
Sales	$64,603	$69,965	$144,323	$156,155
Gross profit	15,192	16,056	33,393	35,921
Gross margin	23.5%	23.0%	23.1%	23.0%
Selling and administrative expenses	13,734	14,929	31,735	33,721
As a percent of sales	21.3%	21.3%	22.0%	21.6%
Repositioning and other impairment charges	--	1,314	--	1,314
As a percent of sales	0.0%	1.9%	0.0%	0.8%
Depreciation and amortization	1,270	1,410	2,961	3,259
As a percent of sales	2.0%	2.0%	2.1%	2.1%
Operating income (loss)	$188	$(1,597)	$(1,303)	$(2,373)
Operating margin	0.3%	(2.3)%	(0.9)%	(1.5)%

        Corporate retail store sales decreased $5.4 million, or 7.7%, during the first quarter of 2005 and $11.8 million, or 7.6%, during the year-to-date period of 2005 compared to the same periods of 2004. The decreases were primarily the result of the conversion of two corporate stores in September 2004 to franchise ownership and the closure of one of our Sheboygan area stores in March 2005. Our comparable store sales increases were 1.6% for the quarter and 0.9% for the year-to-date period. These increases reflect substantial increases in our corporate Piggly Wiggly stores as a result of our value proposition strategy and improved weekly promotions during the second quarter of 2005. The increases in our corporate Piggly Wiggly stores were offset by flat sales in our nine corporate Dick’s Supermarkets stores, in which we have not implemented the value proposition.

        For the second quarter, corporate retail operating income improved from a $1.6 million operating loss in 2004 to $0.2 million of operating income in 2005 and the operating margin increased from (2.3)% in 2004 to 0.3% in 2005. For the year-to-date periods, corporate retail operating loss improved from a $2.4 million operating loss in 2004 to $1.3 million operating loss in 2005 and the operating margin improved from (1.5)% in 2004 to (0.9)% in 2005. The changes were primarily attributable to the following:

•	Improved gross profits due to the pricing and marketing efforts commenced in November 2004 that resulted in an enhanced sales mix, such as increased sales of non-promoted items and increased sales in our perishable departments that generally are at higher gross margins.

•	An impairment charge of $1.3 million recognized in the second quarter of 2004 in connection with the conversion to franchise ownership of two corporate stores.

Franchise retail segment

(In thousands, except percentages)
	For the 12-weeks ended		For the 28-weeks ended
	July 16, 2005	July 17, 2004	July 16, 2005	July 17, 2004
Sales	$36,423	$27,796	$74,439	$60,331
Gross profit	8,902	6,502	17,809	14,385
Gross margin	24.4%	23.4%	23.9%	23.8%
Selling and administrative expenses	7,396	5,723	16,043	12,981
As a percent of sales	20.3%	20.6%	21.6%	21.5%
Depreciation and amortization	580	553	1,357	1,287
As a percent of sales	1.6%	2.0%	1.8%	2.1%
Operating income	$926	$226	$409	$117
Operating margin	2.5%	0.8%	0.5%	0.2%

        Our franchise retail segment is comprised of the franchise entities that we are required to consolidate with our own operations primarily because of loans to these entities or loan guarantees for them and their financial condition at the time the loans or loan guarantees were made. Our operating results for the second quarter of 2005 include the results of 21 consolidated franchise stores and the operating results for the second quarter of 2004 include the results for 16 consolidated franchise stores. With continued improvement in operating performance, we believe these entities can be financially independent entities in the long-term.

        Franchise retail sales for the first quarter of 2005 increased $8.6 million, or 31.0%, compared to the first quarter of 2004. The increase was primarily due to the five additional stores included in this consolidated group. Sales of comparable stores were unchanged for the quarter and decreased 1.0% for the year-to-date period as a competitive impact that affected two locations offset gains comparable to the unconsolidated franchise store group. Gross margin for the consolidated franchise stores increased 100 basis points compared to the second quarter of 2004 based on the improved sales mix from the value proposition initiative.

        Additional sales increases are needed to improve the operating results of certain stores within the franchise retail segment. Subject to local market competitive conditions and industry factors, we believe the operating results for these franchise entities may continue to improve over time with further sales growth and the continued close management of operational expenses.

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

Income Tax Provision

        Our effective tax rate for income from continuing operations was 39.3% for 2005 and 36.1% for 2004.

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

Liquidity and Capital Resources
Summary

        As of July 16, 2005, we had $20.2 million of availability under our revolving credit facility. We believe that our cash flow from operations and availability under our revolving credit facility will be sufficient to meet our normal expected working capital requirements, planned capital expenditures, and term debt payments for 2005.

        The following tables summarize our cash flow during the year-to-date periods of 2005 and 2004 and other information related to our liquidity and capital resources (in thousands, except for ratios):

	2005	2004
Cash and cash equivalents at beginning of year	$5,870	$1,323
Cash provided by operating activities	14,100	7,128
Cash provided by (used in) investing activities	(1,519)	1,915
Cash provided by (used in) financing activities	(11,423)	(4,150)
Cash of consolidated franchises at beginning of period	--	115

Cash and cash equivalents at end of period	$7,028	$6,331

        We have a $40,000,000 revolving credit facility that is secured by substantially all of our assets. The availability under the revolving credit facility is based on a borrowing base formula equal to the sum of 80% of eligible accounts receivable, 60% of eligible inventory, and 60% of eligible owned real estate, less outstanding letters of credit. As of July 16, 2005, net of outstanding letters of credit of $8,801,000, our available borrowing capacity was $31,199,000 and our outstanding borrowings were $11,000,000. While the entire facility remains available for us to borrow, we have classified $5,000,000 of the July 16, 2005 balance as current based on our expectations to continue to reduce our borrowings under the facility over the next year. Our borrowings throughout 2005 will vary based on operating cash flows and the timing of capital expenditures, term debt repayments and seasonal working capital requirements. The revolving credit facility matures March 18, 2007.

        The interest rate on borrowings under the revolving credit facility is based, at our option, on either a defined base rate or the London Interbank Offered Rate (LIBOR) plus applicable margins based on a senior debt to cash flow ratio. At July 16, 2005, our borrowing rates were LIBOR plus 2.00% (5.31%) or base plus 0.50% (6.75%). Commitment fees, ranging from 0.25% to 0.50% per annum, are payable on the average daily unused balance of the revolving credit facility. The revolving credit facility contains various financial covenants including, among others, a fixed charge coverage ratio, a total senior debt cash flow leverage ratio, and a paid sublease ratio. In addition, the revolving credit facility limits our ability to obtain additional debt and incur other liabilities, including capital lease obligations, prohibits us from guaranteeing additional franchisee bank debt, prohibits the payment of cash dividends, and limits our ability to repurchase common stock.

        At July 16, 2005, we were in compliance with all financial covenants and terms of our revolving credit facility. The following table summarizes our ratios under the key financial covenants:

Financial Covenant(1)	Required Ratio	Ratio as of July 16, 2005	Ratio as of January 1, 2005
Fixed Charge Coverage Ratio(2)	At least 1.25:1	4.30:1	5.01:1
Total Senior Debt Cash Flow Leverage Ratio(3)	No more than 2.00:1	1.18:1	1.48:1
Paid Sublease Ratio(4)	At least 0.90:1	0.95:1	0.98:1

(1)	Each of these ratios is defined in our revolving credit agreement.
(2)	Our Fixed Charge Coverage Ratio is a measure of our cash flow compared to our fixed charges.
(3)	Our Total Senior Debt Cash Flow Leverage Ratio is a measure of our senior debt compared to our cash flow.
(4)	Our Paid Sublease Ratio is a measure of the number of our franchisees who sublease their stores from us who are current on their rent payments.

Cash Flows From Operating Activities

        Cash provided by operating activities was $14.1 million in 2005 compared to $7.1 million in 2004. This change was largely the result of cash generated in 2005 improved operating results and improved collections of trade receivables as a result of their improved operating results. Cash provided by operating activities before changes in operating assets and liabilities was $9.4 million in 2005, compared to $10.3 million in 2004.

Cash Flows From Investing Activities

        Our aggregate capital expenditures were $1.1 million for 2005, compared to $3.3 million for 2004.

        Our 2005 capital budget is approximately $6.1 million. Approximately $1.7 million of our 2005 budget has been committed for implementing our retail pricing technology that is intended to allow us to more strategically manage competitive prices and ultimately enhance our gross margins. Our remaining capital budget has been allocated as follows: $2.2 million for remodeling and maintaining our corporate stores, $0.8 million for our distribution centers and our new bakery/deli manufacturing facility, and $1.4 million for other technology-related projects and office renovations. We are not currently anticipating the purchase of any unaffiliated retail stores in 2005, but we may acquire supermarkets from one or more of our franchisees that may decide to exit the supermarket business. Any amounts that we spend in such transactions would be in addition to our current 2005 capital budget.

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

Cash Flows From Financing Activities

        Cash used for financing activities primarily reflects net borrowing or repayments under our revolving credit facility, and payments of capital lease obligations and term debt. During 2005, we used cash to reduce our borrowings under our revolving credit facility by $9.3 million and to pay $2.5 million in capital lease obligations and term debt. In 2004, we paid $3.0 million for capital lease obligations and term debt and reduced our borrowings under our revolving credit facility by $0.7 million. Due to credit facility restrictions, and our focus on reducing our debt, we do not currently anticipate paying any dividends or making any additional repurchases under our stock repurchase plan during 2005.

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

        Our only variable rate financial instrument subject to interest rate risk is our revolving credit facility, which permits borrowings at interest rates based on either the bank’s prime rate or adjusted LIBOR. As a result of the amounts owed pursuant to our revolving credit facility, increases in market interest rates would cause our interest expense to increase and our earnings from continuing operations before income taxes to decrease. Based on our credit facility borrowings as of July 16, 2005, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $110,000. Similarly, a 100 basis point decrease in the market interest rate would reduce our annual interest expense by approximately $110,000.

        We believe that our exposure to other market risks including risks related to changes in foreign currency exchange rates, commodity prices, equity prices, and trade accounts receivable is not significant.

Item 4.	Controls and Procedures

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

b.     Changes in internal control over financial reporting:

        There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(b) of the Exchange Act that occurred during the fiscal quarter to which this quarterly report relates that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

        In January 1992, our board of directors instituted a share repurchase plan. Since then, the aggregate amount of our common stock that we can repurchase pursuant to this plan has been increased several times, most recently to its current $30.0 million limit. During the quarter ended July 16, 2005, we did not repurchase any shares of our common stock. Although the plan does not have any expiration date, due to credit facility restrictions, and our focus on reducing our debt, we do not currently anticipate making significant additional repurchases under this plan during 2005.

        Pursuant to covenants in our revolving credit facility, we are prohibited from paying cash dividends on our common stock and are limited in our ability to repurchase our common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

        Our 2005 annual meeting of shareholders was held on May 26, 2005. At the meeting, the shareholders re-elected R. Bruce Grover, William E. May, Jr. and Thomas M. Stemlar to our Board of Directors for the three-year terms expiring at our 2008 annual meeting of shareholders and until their successors are duly elected and qualified. Also at the meeting, the shareholders turned down the proposal to extend the term of the 1995 Equity Incentive Plan. As of the March 30, 2005 record date for the annual meeting, 4,931,934 shares of Common Stock were outstanding and eligible to vote. Of these, 4,073,989 shares of Common Stock voted at the meeting in person or by proxy. Following are the final votes on the matters presented for shareholder approval at the meeting:

Election of Directors

	For		Withheld
	Votes	Percentage	Votes	Percentage
R. Bruce Grover	3,824,892	93.9%	249,097	6.1%
William E. May, Jr	3,846,848	94.4%	227,141	5.6%
Thomas M. Stemlar	2,910,398	71.4%	1,163,591	28.6%

Extension of 1995 Equity Incentive Plan

	Votes	Percentage
For	598,967	14.7%
Against	1,992,811	48.9%
Abstain	78,304	1.9%
Broker non-vote	1,403,907	34.5%

Our continuing directors are Walter G. Winding and Louis E. Stinebaugh, whose terms expire in 2006.

Item 6.	Exhibits

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Periodic Financial Report by the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRESH BRANDS, INC.

Dated: August 23, 2005	By: /s/ Louis E. Stinebaugh
Louis E. Stinebaugh,
President and Chief Operating Officer

Dated: August 23, 2005	By: /s/ John H. Dahly
John H. Dahly,
Executive Vice President, Chief Financial Officer,
Secretary and Treasurer