Form 10-Q
period 2005-10-08
FRESH BRANDS INC
filed 2005-11-17
CIK 1135431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 8, 2005

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

As of November 11, 2005, 4,931,934 shares of Common Stock, $0.05 par value, were issued and outstanding.

FRESH BRANDS, INC.

FORM 10-Q INDEX

		PAGE NUMBER
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures
	about Market Risk	26
Item 4.	Controls and Procedures	26
PART II	OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds	26
Item 6.	Exhibits	27
Signatures		28

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FRESH BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except share and per share data)
Assets	October 8, 2005	January 1, 2005
Current assets:
Cash and equivalents	$5,576	$5,870
Receivables, net of allowance for doubtful accounts	14,228	16,098
Inventories	41,462	38,172
Other current assets	6,425	7,038
Deferred income taxes	5,068	5,059

Total current assets	72,759	72,237

Capital sublease receivables	27,200	28,629
Property and equipment	24,551	34,299
Property under capital leases	27,803	39,463
Goodwill	21,455	21,455
Other assets	11,772	6,896

Total assets	$185,540	$202,979

Liabilities and Shareholders’ Investment

Current liabilities:
Accounts payable	$32,669	$32,196
Accrued liabilities	19,177	17,619
Current portion of revolving credit facility	5,000	5,000
Current maturities of capital lease obligations	2,729	2,899
Current maturities of long-term debt	2,667	2,968

Total current liabilities	62,242	60,682

Capital lease obligations	68,251	71,322
Revolving credit facility	7,800	15,300
Other long-term debt	5,605	6,394
Deferred income taxes	--	602
Other noncurrent liabilities	508	480
Minority interests	1,273	580
Shareholders’ investment:
Common stock, $0.05 par value, authorized 20,000,000 shares,
issued 8,750,342 shares as of October 8, 2005 and January 1, 2005	438	438
Additional paid-in capital	15,575	15,575
Retained earnings	68,927	76,715
Treasury stock at cost, 3,818,408 shares as of October 8, 2005 and
3,822,928 shares as of January 1, 2005	(45,079)	(45,109)

Total shareholders’ investment	39,861	47,619

Total liabilities and shareholders’ investment	$185,540	$202,979

See notes to condensed consolidated financial statements

FRESH BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(In thousands, except per share data)
	For the 12-weeks ended		For the 40-weeks ended
	October 8, 2005	October 9, 2004	October 8, 2005	October 9, 2004
Net sales	$160,528	$154,263	$522,413	$513,806
Cost of products sold	124,711	121,087	404,992	404,928

Gross profit	35,817	33,176	117,421	108,878
Selling and administrative expenses	30,762	28,471	101,247	94,110
Repositioning and impairment charges	14,248	--	15,296	2,629
Depreciation and amortization	2,714	2,858	9,133	9,252

Operating income (loss)	(11,907)	1,847	(8,255)	2,887
Interest expense	1,007	1,018	3,456	3,243
Minority interest in earnings of consolidated
franchises	437	135	971	199

Income (loss) from continuing operations	(13,351)	694	(12,682)	(555)
before income tax
Income tax provision (benefit)	(5,157)	95	(4,894)	(356)

Income (loss) from continuing operations	(8,194)	599	(7,788)	(199)
Loss from discontinued operations, net of tax	--	(276)	--	(3,204)
Cumulative effect of change in accounting
principle	--	--	--	(136)

Net income (loss)	$(8,194)	$323	$(7,788)	$(3,539)

Earnings (loss) per basic share:
Income (loss) from continuing operations	$(1.66)	$0.12	$(1.58)	$(0.04)
Loss from discontinued operations	--	(0.05)	--	(0.65)
Cumulative effect of change in accounting
principle	--	--	--	(0.03)

Earnings (loss) per basic share	$(1.66)	$0.07	(1.58)	$(0.72)

Earnings (loss) per diluted share:
Income (loss) from continuing operations	$(1.66)	$0.12	$(1.58)	$(0.04)
Loss from discontinued operations	--	(0.05)	--	(0.65)
Cumulative effect of change in accounting
principle	--	--	--	(0.03)

Earnings (loss) per diluted share	$(1.66)	$0.07	$(1.58)	$(0.72)

Weighted average shares and equivalents
outstanding:
Basic	4,932	4,927	4,931	4,917
Diluted	4,933	4,927	4,931	4,917

See notes to condensed consolidated financial statements

FRESH BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(In thousands)
	For the 40-weeks ended
	October 8, 2005	October 9, 2004
Cash flows from operating activities:
Net loss	$(7,788)	$(3,539)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Provision for doubtful accounts	1,113	1,900
Depreciation and amortization	9,133	9,376
Provisions for store closures	1,048	4,359
Gain on settlement of capital lease obligation	(343)	--
Property and equipment impairment charges	14,591	1,511
Deferred income taxes	(5,340)	(12)
Minority interests	971	199
Cumulative effect of change in accounting principles	--	136
Changes in assets and liabilities:
Receivables, net	773	(1,282)
Inventories	(2,053)	3,297
Other current assets	162	(2,031)
Accounts payable	473	(7,407)
Accrued liabilities	798	(2,469)

Net cash flows provided by operating activities	13,538	4,038

Cash flows from investing activities:
Capital expenditures	(1,607)	(4,150)
Acquisition of stores by consolidated franchisees, net of cash	(1,578)	--
Proceeds from sale of store	--	1,111
Expenditures for land and buildings under development	--	(1,941)
Proceeds from sale of land and buildings under development	--	6,776
Receipt of principal amounts under capital subleases	1,089	915

Net cash flows (used for) provided by investing activities	(2,096)	2,711

Cash flows from financing activities:
Net change in revolver activity	(7,500)	1,950
Principal payments on capital lease obligations	(2,898)	(1,956)
Principal payments of consolidated franchise debt	(1,441)	(1,926)
Principal payments on long-term debt	(184)	(250)
Long-term debt proceeds of consolidated franchisees	535	--
Deferred financing costs	--	(512)
Distributions to minority interests	(278)	(186)
Other financing activities	30	101

Net cash flows used for financing activities	(11,736)	(2,779)

Cash and equivalents:
Net change	(294)	3,970
Cash of consolidated franchises at beginning of period	--	115
Balance, beginning of period	5,870	1,323

Balance, end of period	$5,576	$5,408

Supplemental cash flow disclosures:
Interest paid	$(3,511)	$(3,219)
Income taxes refunded, net of payments	1,595	1,500
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

        Annually, our fiscal year ends on the Saturday closest to December 31. As such, the current fiscal year and the prior fiscal year are both 52-week periods. Consistent with 2004, our first quarter of 2005 is comprised of 16 weeks and the second, third, and fourth quarters are comprised of 12 weeks each.

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

        There are currently 20 franchise entities, which own 22 stores, that are consolidated under FIN 46R. The following table reflects the summarized results of operations for the consolidated franchise entities for the quarterly periods.

(In thousands)
	For the 12-weeks ended		For the 40-weeks ended
	October 8, 2005	October 9, 2004	October 8, 2005	October 9, 2004
Retail sales of consolidated franchise entities	$36,147	$27,511	$110,586	$87,842

Operating income of consolidated franchise	$431	$4	$840	$120
entities
Interest expense of consolidated franchise
entities	314	254	1,049	886

Net income (losses) of consolidated franchise	117	(250)	(209)	(766)
entities
Less: Minority interest in earnings	437	135	971	199

Net impact on consolidated income from
continuing operations before income taxes	$(320)	$(385)	$(1,180)	$(965)

        The following table reflects the summarized balance sheet amounts for the consolidated entities as of October 8, 2005 and January 1, 2005.

(In thousands)
	October 8, 2005	January 1, 2005
Current assets	$13,427	$11,721
Property and equipment, net	6,076	7,094
Property under capital leases, net	11,569	11,986
Goodwill	1,175	1,175
Other noncurrent assets	213	285

Total assets	$32,460	$32,261

Accounts payable to Fresh Brands	$9,561	$9,784
Other current liabilities	4,079	3,866
Capital lease obligations to Fresh Brands	12,247	12,415
Notes payable to Fresh Brands	2,354	1,609
Other debt	7,780	8,686
Minority interests	1,273	580
Accumulated deficits	(4,834)	(4,679)

Total liabilities and shareholders’ investment	$32,460	$32,261

        The balances payable to Fresh Brands are eliminated in consolidation. Substantially all of the other long-term debt of these consolidated franchise entities is guaranteed by Fresh Brands.

(3) Repositioning and Other Impairment Charges

        Repositioning and other impairment charges related to continuing operations included the following:

(In thousands)
	For the 12-weeks ended		For the 40-weeks ended
	October 8, 2005	October 9, 2004	October 8, 2005	October 9, 2004
Impairment of property and equipment, including	$14,591	$--	$14,591	$1,314
capital lease assets
Repositioning expenses	--	--	1,048	1,315
Gain on settlement of capital lease obligation	(343)	--	(343)	--

Total repositioning and other impairment charges	$14,248	$--	$15,296	$2,629

        Our corporate retail segment has incurred significant operating losses in last several years primarily resulting from three new stores that were opened in 2003 and January 2004. The pre-tax operating losses for these stores were $2.7 million in 2003, $4.0 million in 2004, and $3.0 million in the year-to-date period for 2005, primarily due to low sales volumes and high facility and labor costs. During the past year, we attempted to significantly improve the sales volumes in these stores through the overall value proposition marketing changes, targeted marketing initiatives for these specific stores, and by seeking to effect in-market consolidation opportunities for these stores. Despite these efforts, in connection with the preparation and review of our financial statements for the quarter ended October 8, 2005, we concluded that we will likely not be able to increase the sales volumes to sustainable levels that would generate sufficient cash flows to recover the carrying value of the long-lived assets, including the capital lease assets, of the stores. Accordingly, we recognized non-cash asset impairment charges totaling $13,403,000 ($8.2 million after-tax, or $1.66 per share) this quarter. Concurrent with our review for long-lived asset impairment, we also completed a review for potential impairment of the goodwill related to the corporate retail segment and determined that no impairment was indicated at October 8, 2005.

        We also have committed to plans for alternate procurement and cross-docking arrangements of the general merchandise processed through our secondary distribution center in Sheboygan, Wisconsin and will be abandoning that leased facility. That decision resulted in an additional non-cash asset impairment charge of $1,188,000 ($0.7 million after-tax, or $0.15 per share).

        Impairment charges reflect the difference between the carrying value of the assets and the estimated fair values. We estimate fair values based on a variety of factors including discounted future cash flows for those properties that are not held for sale, estimated market values for equipment, and estimated real estate lease values based on our expectations on the timing of disposition or sublease and the estimated sales price or sublease income associated with the property. These estimates are impacted by a variety of factors including inflation, the general health of the economy, resultant demand for commercial property, the ability to secure subleases, the creditworthiness of sublessees, and our success at negotiating early termination agreements with lessors.

        We estimate repositioning and termination expenses associated with the closure, replacement, or disposal of stores in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The following table reflects the changes in the retail repositioning reserve for the 40 weeks ended October 8, 2005.

(In thousands)
	Balance January 1, 2005	Provision	Usage	Balance October 8, 2005
Lease costs	$2,783	$1,048	$1,531	$2,300
Severance costs	200	--	200	--

Total	$2,983	$1,048	$1,731	$2,300

        The provision for lease costs for the 40 weeks ended October 8, 2005 represents the exit costs related to two franchise stores that were closed during the second quarter of 2005. The total repositioning provisions for 2005 and 2004 were charged to our operating segments as follows:

(In thousands)
	For the 40-weeks ended
	October 8, 2005	October 9, 2004
Operating segments:
Wholesale	$1,048	$1,315

Total continuing operations	1,048	1,315

Discontinued operations	--	3,044

Total provision	$1,048	$4,359

        The $343,000 gain on settlement of capital lease obligation in the third quarter of 2005 resulted from the settlement of a capital lease obligation for one of the previously closed corporate stores for less than the estimated net obligation.

(4) Discontinued Operations

        Discontinued operations include the operating results of stores that we have closed or sold where we no longer have continuing involvement in those specific markets. These operations include one store closed in December 2003, five stores closed in May 2004, and one store sold in August 2004 that we no longer supply.

        The following table reflects the components of discontinued operations:

(In thousands)
	For 12-weeks ended October 9, 2004	For the 40-weeks ended October 9, 2004
Sales	$1,115	$17,524

Loss from operations	$(195)	$(2,243)
Loss on disposal	--	(3,044)

Operating loss	(195)	(5,287)
Income tax provision (benefit)	81	(2,083)

Loss from discontinued operations	$(276)	$(3,204)

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

        We have adopted the disclosure requirements of SFAS No. 123. Had we determined compensation cost based on the fair value at the grant date for stock options under SFAS No. 123, our net earnings (loss) would have been reduced (increased) to the following pro forma amounts below:

(In thousands)
	For the 12-weeks ended		For the 40-weeks ended
	October 8, 2005	October 9, 2004	October 8, 2005	October 9, 2004
Net earnings (loss)
As reported	$(8,194)	$323	$(7,788)	$(3,539)
Less: Stock-based compensation expense under
fair value based method, net of related tax
effects	(46)	65	(152)	(218)

Pro forma	$(8,240)	$258	$(7,940)	$(3,757)

Earnings (loss) per share-diluted
As reported	$(1.66)	$0.07	$(1.58)	$(0.72)
Pro forma	$(1.67)	$0.05	$(1.61)	$(0.76)

(6) Long-term Debt and Guarantees

        Long-term debt at October 8, 2005 and January 1, 2005 consisted of the following:

(In thousands)
	October 8, 2005	January 1, 2005
Revolving credit facility	$12,800	$20,300
Consolidated franchisee debt	7,780	8,686
Other notes payable, 2.0 to 3.0% interest	492	676

	21,072	29,662
Less amounts classified as current maturities:
Consolidated franchisee debt maturities	(2,439)	(2,725)
Other notes payable maturities	(228)	(243)
Current portion of revolving credit facility	(5,000)	(5,000)

Long-term debt	$13,405	$21,694

        We have a $40,000,000 revolving credit facility that matures March 18, 2007 and that is secured by substantially all of our assets. The availability under the revolving credit facility is based on a borrowing base formula equal to the sum of 80% of eligible accounts receivable, 60% of eligible inventory, and 60% of eligible owned real estate, less outstanding letters of credit. As of October 8, 2005, net of outstanding letters of credit of $9,284,000, our available borrowings were $30,716,000 and our outstanding borrowings were $12,800,000. While the entire facility remains available for us to borrow, we have classified $5,000,000 of the October 8, 2005 balance as current based on our expectations to continue to reduce our borrowings under the facility over the next year. Our borrowings throughout 2005 and 2006 will vary based on operating cash flows and the timing of capital expenditures, term debt repayments and seasonal working capital requirements.

        The interest rate on borrowings under the revolving credit facility is based, at our option, on either a defined base rate or the London Interbank Offered Rate (LIBOR) plus applicable margins based on a senior debt to cash flow ratio. At October 8, 2005, our borrowing rates were LIBOR plus 1.75% (5.62%) or prime plus 0.25% (6.75%). Commitment fees, ranging from 0.25% to 0.50% per annum, are payable on the average daily unused balance of the revolving credit facility. The revolving credit facility contains various financial covenants including, among others, a fixed charge coverage ratio, a total senior debt cash flow leverage ratio, and a paid sublease ratio. In addition, the revolving credit facility limits our ability to obtain additional debt and incur other liabilities, including capital lease obligations, prohibits us from guaranteeing additional franchisee bank debt, prohibits the payment of cash dividends, and limits our ability to repurchase common stock. At October 8, 2005, we were in compliance with all financial covenants and terms of our revolving credit facility.

        The consolidated franchisee debt consists primarily of 13 bank term loans that have interest rates ranging from 3.75% to 7.35% and aggregate monthly principal payments of approximately $100,000. The loans mature at various dates between November 25, 2005 and July 31, 2008. Fresh Brands, Inc. has guaranteed $6,183,000 of the consolidated franchisee debt.

        In addition to the guaranteed loans of the consolidated franchisees, we have guaranteed 12 bank loans of other franchisees and certain of their affiliates. These guarantees were made to support the business growth of the franchise and our wholesale operations. The guarantees are for the term of the respective loan agreements. Under these guarantees, we generally would be required to make the loan payments if the franchisee defaults on a payment. Generally, the guarantees are secured by corporate indemnification agreements and personal guarantees of the franchisee owner and are substantially collateralized with equipment and inventory, and in certain cases, with buildings. At October 8, 2005 these additional franchise loan balances were $4,585,000 and our guarantees of those loans were $3,841,000. Fresh Brands has issued a $4,000,000 letter of credit in support of its guarantees of both the consolidated franchise and other franchise loans.

        Interest expense consisted of the following:

(In thousands)
	For the 12-weeks ended		For the 40-weeks ended
	October 8, 2005	October 9, 2004	October 8, 2005	October 9, 2004
Interest on capital lease obligations	$709	$697	$2,364	$2,117
Interest on long-term debt	161	153	595	592
Amortization of deferred issuance costs	44	53	149	105
Interest on debt of consolidated franchisees	109	128	390	467
Other	(16)	(13)	(42)	(38)

Interest expense	$1,007	$1,018	$3,456	$3,243

(7) Segment Reporting

        Our operations are classified into three segments: wholesale, corporate retail and franchise retail. Our wholesale business derives its revenues primarily from the sale of grocery products to our corporate and franchised supermarkets and independent supermarket customers. We supply these products to our supermarkets through two distribution centers in Sheboygan, Wisconsin and through a third-party distribution facility in Milwaukee, Wisconsin. Additionally, we distribute bakery and deli items made in our Platteville, Wisconsin centralized production facility. As of October 8, 2005, our corporate retail business consists of our 20 owned supermarkets and 2 convenience stores. Our retail revenue is generated by our corporate supermarkets selling grocery products to retail consumers. There are currently 20 consolidated franchise entities, which own 22 stores, that comprise the franchise retail segment.

        Summarized financial information for the third quarters and year-to-date periods of 2005 and 2004 concerning our reportable segments is shown in the following tables:

(In thousands)
	For the 12-weeks ended		For the 40-weeks ended
	October 8, 2005	October 9, 2004	October 8, 2005	October 9, 2004
Net sales

Wholesale	$111,595	$108,661	$365,946	$371,417
Corporate Retail	62,946	64,692	207,270	220,847
Franchise Retail	36,147	27,511	110,586	87,842
Inter-segment eliminations:
Sales to corporate retail	(32,467)	(33,353)	(106,874)	(123,206)
Sales to franchise retail	(17,693)	(13,248)	(54,515)	(43,094)

Total net sales	$160,528	$154,263	$522,413	$513,806

	For the 12-weeks ended		For the 40-weeks ended
	October 8, 2005	October 9, 2004	October 8, 2005	October 9, 2004
Income (loss) from continuing
operations before income tax

Wholesale	$1,186	$2,902	$5,732	$6,198
Corporate Retail	(13,524)	(1,059)	(14,827)	(3,431)
Franchise Retail	431	4	840	120

Total operating income (loss)	(11,907)	1,847	(8,255)	2,887
Interest expense	693	764	2,407	2,357
Interest expense of consolidated
franchises	314	254	1,049	886
Minority interest in earnings of
consolidated franchises	437	135	971	199

Income (loss) from continuing
operations before income tax	$(13,351)	$694	$(12,682)	$(555)

	For the 12-weeks ended		For the 40-weeks ended
	October 8, 2005	October 9, 2004	October 8, 2005	October 9, 2004
Repositioning and impairment charges
Wholesale	$1,188	$--	$2,236	$1,315
Corporate Retail	13,060	--	13,060	1,314
Franchise Retail	--	--	--	--

Total Repositioning and Impairment
Charges	$14,248	$--	$15,296	$2,629

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

        Goodwill at October 8, 2005 and January 1, 2005 for our reportable segments consisted of the following:

(In thousands)
	October 8, 2005	January 1, 2005
Goodwill
Wholesale	$12,153	$12,153
Corporate Retail	8,127	8,127
Franchise Retail	1,175	1,175

Total	$21,455	$21,455

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

        As of October 8, 2005, we owned 20 supermarkets and two convenience stores and franchised an additional 74 supermarkets. This compares to 21 owned supermarkets, two owned convenience stores and 79 franchised supermarkets as of October 9, 2004. Eleven of our corporate supermarkets operate under the Piggly Wiggly® banner and nine of them operate under the Dick’s® Supermarkets banner. All of our franchised supermarkets operate under the Piggly Wiggly banner. We are the primary supplier to all of these supermarkets and also serve as a wholesaler to a number of smaller, independently operated supermarkets and convenience stores. All of our supermarkets and other wholesale customers are located in Wisconsin, northern Illinois and northeastern Iowa.

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

        As discussed in the notes to the condensed consolidated financial statements, we were required to consolidate the financial statements of certain of our franchise entities in our consolidated financial statements as of January 4, 2004 even though we have no equity interests in these franchises. There are currently 20 franchise entities, which own 22 supermarkets, that comprise our franchise retail segment. Similar to our corporate retail segment, our franchise retail segment generates higher gross profit margins, but has higher operating expenses compared to our wholesale segment.

Overview of Impairment Charges

        Our corporate retail segment has incurred significant operating losses in last several years primarily resulting from three new stores that were opened in 2003 and January 2004. The pre-tax operating losses for these stores were $2.7 million in 2003, $4.0 million in 2004, and $3.0 million in the year-to-date period for 2005, primarily due to low sales volumes and high facility and labor costs. During the past year, we attempted to significantly improve the sales volumes in these stores through the overall value proposition marketing changes, targeted marketing initiatives for these specific stores, and by seeking to effect in-market consolidation opportunities for these stores. Despite some recent success, in connection with the preparation and review of our financial statements for the quarter ended October 8, 2005, we concluded that we will likely not be able to increase the sales volumes to sustainable levels that would generate sufficient cash flows to recover the carrying value of the long-lived assets, including the capital lease assets, of the stores. Accordingly, we recognized non-cash asset impairment charges totaling $13.4 million ($8.2 million after-tax, or $1.65 per share) this quarter. Concurrent with our review for long-lived asset impairment, we also completed a review for potential impairment of the goodwill related to the corporate retail segment and determined that no impairment was indicated at October 8, 2005. The Board of Directors reviewed our conclusions on October 25, 2005.

        We intend to pursue the sale or closure of two of these stores within the first half of 2006 to eliminate the ongoing operating losses that we have been incurring. We anticipate the ultimate disposal of these two stores may benefit future operating results by approximately $1.3 million annually, or $0.26 per share. We currently do not intend to close the third store but will further improve operating results by $0.2 million annually, or $0.05 per share, due to reduced depreciation and amortization charges.

        We also have committed to plans for alternate procurement and cross-docking arrangements of the general merchandise processed through our secondary distribution center in Sheboygan, Wisconsin and will be closing that leased facility. That decision resulted in an additional non-cash asset impairment charge of $1.2 million ($0.7 million after-tax, or $0.15 per share). We expect to improve future operating results by approximately $0.3 million annually, or $0.06 per share, through the cross-docking arrangement beginning in the second quarter of 2006.

        Depending on the terms of disposal and the settlement of the lease obligations for the two stores and the secondary distribution center, the disposals could result in additional borrowings of approximately $2.5 million, net of proceeds from the sale of assets at these stores, the liquidation of inventory, and the related tax benefits.

Results of Operations

        The following tables set forth certain selected items from our results of operations for the third quarter and year-to-date periods of 2005 and 2004:

(In thousands, except percentages)
	For the 12-weeks ended		For the 40-weeks ended
	October 8, 2005	October 9, 2004	October 8, 2005	October 9, 2004
Net sales	$160,528	$154,263	$522,413	$513,806
Gross profit(1)	35,817	33,176	117,421	108,878
Repositioning and impairment charges	14,248	--	15,296	2,629
Operating income	(11,907)	1,847	(8,255)	2,887
Income (loss) from continuing operations	(8,194)	599	(7,788)	(199)
Loss from discontinued operations, net of tax	--	(276)	--	(3,204)
Cumulative effect of change in accounting
principle	--	--	--	(136)
Net income (loss)	$(8,194)	$323	$(7,788)	$(3,539)

Net sales by segment:
Wholesale segment	$111,595	$108,661	$365,946	$371,417
Corporate retail segment	62,946	64,692	207,270	220,847
Franchise retail segment	36,147	27,511	110,586	87,842
Inter-segment eliminations:
Sales to corporate retail	(32,467)	(33,353)	(106,874)	(123,206)
Sales to franchise retail	(17,693)	(13,248)	(54,515)	(43,094)

Net sales	$160,528	$154,263	$522,413	$513,806

Operating income (loss) by segment:
Wholesale segment	$1,186	$2,902	$5,732	$6,198
Corporate retail segment	(13,524)	(1,059)	(14,827)	(3,431)
Franchise retail segment	431	4	840	120

Operating income	$(11,907)	$1,847	$(8,255)	$2,887

Comparable store sales increases:
Corporate stores	5.3%		2.2%
Consolidated franchise stores	4.3%		2.6%
Other franchise stores(2)	5.8%		4.2%
Combined corporate and franchised
stores(2)	5.4%		3.3%

(1)	Our gross profits may not be comparable to others in our industry because some entities may include all of the costs related to their distribution network in cost of products sold and others exclude all or a portion of such costs from gross profit, instead including them in an operating expense category such as selling and administrative expenses. Our cost of products sold includes product costs and the production labor in our bakery/deli production facility. Other costs, including purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of our distribution network are included in our selling and administrative expenses.
(2)	While franchised store sales are not recorded as revenue by us, we believe they are important in understanding our financial performance because their sales volumes generate additional wholesale sales volume and franchise fees and they are indicative of the financial health of our franchise base and the effectiveness of our in-store value proposition.

Wholesale segment

(In thousands, except percentages)
	For 12-weeks ended		For the 40-weeks ended
	October 8, 2005	October 9, 2004	October 8, 2005	October 9, 2004
Sales	$111,595	$108,661	$365,946	$371,417
Gross profit	13,145	12,292	44,748	39,254
Gross margin	11.8%	11.3%	12.2%	10.6%
Selling and administrative expenses	9,845	8,477	33,659	28,886
As a percent of sales	8.8%	7.8%	9.2%	7.8%
Repositioning and impairment charges	1,188	--	2,236	1,315
As a percent of sales	1.1%	0.0%	0.6%	0.4%
Depreciation and amortization	926	913	3,121	2,855
As a percent of sales	0.8%	0.8%	0.9%	0.8%
Operating income	$1,186	$2,902	$5,732	$6,198
Operating margin	1.1%	2.7%	1.6%	1.7%

        Wholesale sales increased $2.9 million, or 2.7%, during the third quarter of 2005 and decreased $5.5 million, or 1.5%, for the year-to-date period of 2005 compared to the same periods of 2004. The increase in wholesale sales during the third quarter reflected increased sales to our continuing store base consistent with the increased sales throughout the corporate and franchised stores. The decrease in wholesale sales for the year-to-date period primarily reflected the impact of closing three franchise stores and six corporate stores since the first quarter of 2004 and selling one corporate store in August 2004. As a partial offset to these decreases, we added several new wholesale customers during this same time period.

        Wholesale operating income has been impacted by several repositioning and impairment charges during 2005 and 2004 including:

•	Non-cash asset impairment charges of $1.2 million in the third quarter of 2005 related to our plans to contract alternative procurement and cross-docking arrangements for merchandise processed through our secondary warehouse facility in Sheboygan, Wisconsin.
•	Lease exit charges of $1.0 million in the second quarter of 2005 related to the closure of two underperforming franchise stores.
•	A $1.3 million lease exit charge related to the closure of one franchise store in the first quarter of 2004.

        Our operating income for the quarter and year-to-date periods reflect an improved gross margin and an increased selling and administrative expense rate that were the result of changes to our manufacturer cooperative advertising program and our promotional activities in connection with our implementation of the value proposition strategy. The changes resulted in increased manufacturer allowances and reduced cost of goods, which have been directed at increased merchandise sales, and less income used to offset other advertising costs. As a result of these changes, we also significantly reduced our direct funding of retail promotions.

        Our provisions for potentially uncollectible franchise receivables improved to $0.1 million for the third quarter of 2005 compared to $0.4 million for the third quarter of 2004 and $1.1 million for the year-to-date period of 2005 compared to $1.9 million for the same period in 2004. Each quarter, we estimate the provisions for potentially uncollectible franchise receivables based on a review of the underlying financial performance of the franchisees and our expectations for additional actions that may be taken for underperforming stores. The improvement in the provisions for potentially uncollectible franchise receivables reflect significant improvement in the underlying financial performance of the franchise stores during these periods largely attributable to our value proposition strategy, and we expect the improved performances to continue.

Corporate retail segment

(In thousands, except percentages)
	For 12-weeks ended		For the 40-weeks ended
	October 8, 2005	October 9, 2004	October 8, 2005	October 9, 2004
Sales	$62,946	$64,692	$207,270	$220,847
Gross profit	14,601	14,758	47,994	50,679
Gross margin	23.2%	22.8%	23.2%	22.9%
Selling and administrative expenses	13,815	14,521	45,550	48,240
As a percent of sales	21.9%	22.4%	22.0%	21.8%
Repositioning and impairment charges	13,060	--	13,060	1,314
As a percent of sales	20.7%	0.0%	6.3%	0.6%
Depreciation and amortization	1,250	1,296	4,211	4,556
As a percent of sales	2.0%	2.0%	2.0%	2.1%
Operating income (loss)	$(13,524)	$(1,059)	$(14,827)	$(3,431)
Operating margin	(21.5)%	(1.6)%	(7.2)%	(1.6)%

        Corporate retail store sales decreased $1.7 million, or 2.7%, during the third quarter of 2005 and $13.6 million, or 6.1%, during the year-to-date period of 2005 compared to the same periods of 2004. The decreases were primarily the result of the conversion of two corporate stores in September 2004 to franchise ownership and the closure of one of our Sheboygan area stores in March 2005. Our comparable store sales increases were 5.3% for the quarter and 2.2% for the year-to-date period. These increases reflect substantial increases in our corporate Piggly Wiggly stores as a result of our value proposition strategy and improved weekly promotions during 2005. The increases in our corporate Piggly Wiggly stores were partially offset by a significant decrease in one corporate Dick’s Supermarket store due to a new competitive opening, and overall flat sales in our other corporate Dick’s Supermarkets stores, in which we have not yet implemented the value proposition.

        Corporate retail operating results have been impacted by repositioning and other impairment charges during 2005 and 2004 including:

•	Non-cash asset impairment charges of $13.4 million in the third quarter of 2005 related to three underperforming stores.
•	A $0.3 million gain in the third quarter of 2005 on the settlement of a capital lease obligation for one of the previously closed corporate stores.
•	A non-cash asset impairment charge of $1.3 million recognized in the second quarter of 2004 in connection with the conversion to franchise ownership of two corporate stores.

        Our gross profits have improved due to the pricing and marketing efforts commenced in November 2004 that resulted in an enhanced sales mix, such as increased sales of non-promoted items and increased sales in our perishable departments that generally have higher gross margins.

        Sales and operating losses for the two stores that we intend to dispose were $13.6 million and $1.9 million, respectively, for the 40-week period ended October 8, 2005

Franchise retail segment

(In thousands, except percentages)
	For 12-weeks ended		For the 40-weeks ended
	October 8, 2005	October 9, 2004	October 8, 2005	October 9, 2004
Sales	$36,147	$27,511	$110,586	$87,842
Gross profit	8,576	6,613	26,385	20,998
Gross margin	23.7%	24.0%	23.9%	23.9%
Selling and administrative expenses	7,567	6,056	23,609	19,037
As a percent of sales	20.9%	22.0%	21.3%	21.7%
Depreciation and amortization	578	553	1,936	1,841
As a percent of sales	1.6%	2.0%	1.8%	2.1%
Operating income	$431	$4	$840	$120
Operating margin	1.2%	0.0%	0.8%	0.1%

        Our franchise retail segment is comprised of the franchise entities that we are required to consolidate with our own operations primarily because of loans or loan guarantees to these entities and their financial condition at the time the loans or loan guarantees were made. Our operating results for the third quarter of 2005 include the results of 22 consolidated franchise stores and the operating results for the third quarter of 2004 include the results for 16 consolidated franchise stores. With continued improvement in operating performance, we believe these entities can be financially independent entities in the long-term.

        Franchise retail sales for the third quarter of 2005 increased $8.6 million, or 31.4%, compared to the third quarter of 2004. The increase was primarily due to the six additional stores included in this consolidated group. Sales of comparable stores increased 4.3% for the third quarter and increased 2.6% for the year-to-date period as a result of the pricing and marketing efforts commenced in November 2004. Operating income and margins for the consolidated franchise stores have improved based on the increased sales volumes, the improved sales mix from the value proposition initiative, and the management of operational expenses.

        Additional sales increases are needed to improve the operating results of certain stores within the franchise retail segment and our focus is on plans to assist the franchisees to do so. Subject to local market competitive conditions and industry factors, we believe the operating results for these franchise entities may continue to improve over time with further sales growth and the continued close management of operational expenses.

Interest Expense

        Interest expense increased primarily due to the interest on the capital lease obligation for the new bakery/deli production facility.

Income Tax Provision

        Our effective tax benefit rate for loss from continuing operations was 38.6% for 2005 and 64.1% for 2004.

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

Liquidity and Capital Resources

Summary

        We have a $40,000,000 revolving credit facility that matures on March 18, 2007 and that is secured by substantially all of our assets. The availability under the revolving credit facility is based on a borrowing base formula equal to the sum of 80% of eligible accounts receivable, 60% of eligible inventory, and 60% of eligible owned real estate, less outstanding letters of credit. As of October 8, 2005, net of outstanding letters of credit of $9,284,000, our available borrowing capacity was $30,716,000 and our outstanding borrowings were $12,800,000. While the entire facility remains available for us to borrow, we have classified $5,000,000 of the October 8, 2005 balance as current based on our expectations to continue to reduce our borrowings under the facility over the next year. Our borrowings throughout 2005 and 2006 will vary based on operating cash flows and the timing of capital expenditures, term debt repayments and seasonal working capital requirements. We believe that our cash flow from operations and availability under our revolving credit facility will be sufficient to meet our normal expected working capital requirements, planned capital expenditures, and term debt payments for 2005 and 2006.

        The interest rate on borrowings under the revolving credit facility is based, at our option, on either a defined base rate or the London Interbank Offered Rate (LIBOR) plus applicable margins based on a senior debt to cash flow ratio. At October 8, 2005, our borrowing rates were LIBOR plus 1.75% (5.62%) or prime plus 0.25% (6.75%). Commitment fees, ranging from 0.25% to 0.50% per annum, are payable on the average daily unused balance of the revolving credit facility. The revolving credit facility contains various financial covenants including, among others, a fixed charge coverage ratio, a total senior debt cash flow leverage ratio, and a paid sublease ratio. In addition, the revolving credit facility limits our ability to obtain additional debt and incur other liabilities, including capital lease obligations, prohibits us from guaranteeing additional franchisee bank debt, prohibits the payment of cash dividends, and limits our ability to repurchase common stock.

        At October 8, 2005, we were in compliance with all financial covenants and terms of our revolving credit facility. The following table summarizes our ratios under the key financial covenants:

Financial Covenant(1)	Required Ratio	Ratio as of October 8, 2005	Ratio as of January 1, 2005
Fixed Charge Coverage Ratio(2)	At least 1.25:1	4.11:1	5.01:1

Total Senior Debt Cash Flow Leverage Ratio(3)	No more than 2.00:1	1.31:1	1.48:1

Paid Sublease Ratio(4)	At least 0.90:1	0.97:1	0.98:1

(1)	Each of these ratios is defined in our revolving credit agreement.
(2)	Our Fixed Charge Coverage Ratio is a measure of our cash flow compared to our fixed charges.
(3)	Our Total Senior Debt Cash Flow Leverage Ratio is a measure of our senior debt compared to our cash flow.
(4)	Our Paid Sublease Ratio is a measure of the number of our franchisees who sublease their stores from us who are current on their rent payments.

        The following tables summarize our cash flow during the year-to-date periods of 2005 and 2004 (in thousands):

	2005	2004
Cash and cash equivalents at beginning of year	$5,870	$1,323
Cash provided by operating activities	13,538	4,038
Cash provided by (used in) investing activities	(2,096)	2,711
Cash provided by (used in) financing activities	(11,736)	(2,779)
Cash of consolidated franchises at beginning of period	--	115

Cash and cash equivalents at end of period	$5,576	$5,408

Cash Flows From Operating Activities

        Cash provided by operating activities was $13.5 million in 2005 compared to $4.0 million in 2004. This increase was primarily the result of improved operating results and improved collections of trade receivables, offset in part by a $2.1 million increase in inventories. Cash provided by operating activities before changes in operating assets and liabilities was $13.4 million in 2005 and $13.9 million in 2004.

Cash Flows From Investing Activities

        Our aggregate capital expenditures were $1.6 million through the third quarter of 2005, compared to $4.2 million for 2004. We anticipate that we will spend approximately $1.3 million in the fourth quarter of this year. Through the third quarter of 2005, we spent approximately $0.7 million for the implementation of our retail pricing technology that will allow us to more strategically manage competitive prices and ultimately enhance our gross margins. We expect to spend an additional $0.3 million prior to year end as we continue with our implementation. We spent approximately $0.4 million for remodeling and maintaining our corporate stores through the third quarter of 2005 and we expect to spend an additional $0.6 million during the fourth quarter. After a thorough review of upgrade needs, and the utilization of equipment from previously closed stores, we were able to significantly reduce the capital expenditure requirements related to store upgrades for our Dick’s Supermarket stores. Our remaining capital expenditures principally related to projects to maintain our distribution centers and other technology related projects.

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

Cash Flows From Financing Activities

        Cash used for financing activities primarily reflects net borrowing or repayments under our revolving credit facility, and payments of capital lease obligations and term debt. During 2005, we used cash to reduce our borrowings under our revolving credit facility by $7.5 million and to pay $4.5 million in capital lease obligations and term debt. In 2004, we paid $4.1 million for capital lease obligations and term debt and increased our borrowings under our revolving credit facility by $2.0 million. Due to credit facility restrictions, and our focus on reducing our debt, we do not currently anticipate paying any dividends or making any additional repurchases under our stock repurchase plan during 2005.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this filing, particularly in the section titled “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we believe, anticipate, expect or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Specifically, forward-looking statements include statements about: (a) our expectations regarding the anticipated benefits of our new operational focus, particularly our new in-store value proposition and pricing and marketing strategy, including the impact that they will have on our future financial performance and condition, including on our net sales and gross profit margins and comparable store sales; (b) the anticipated benefits that our new in-store value proposition and specific marketing plans and other operating goals will have on our underperforming corporate and franchised supermarkets and the potential consequences if such anticipated benefits are not realized; (c) the number of expected owned and franchisee supermarket closings in 2005, the amount of charges we expect to incur in connection with such supermarket closings and the potential effect that such charges could have on our future financial performance and condition; (d) the annual savings that we expect to realize as a result of our full integration of our Dick’s Supermarkets operations; (e) the anticipated impact that our new headquarters pricing system will have on our pricing strategy; (f) our ability to continue to grow our wholesale operations; (g) our belief that our existing bank credit facility will provide us with sufficient liquidity to meet our normal, expected working capital requirements, planned capital expenditures, and term debt payments for 2005; and (h) the potential that we may incur impairment charges for goodwill and the potential magnitude of such charges. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect our anticipated results. Such risks and uncertainties include, but are not limited to, the following: (1) our realizing the expected benefits of our new in-store value proposition and the likely material adverse consequences to our financial results and condition if they are not realized or not realized in a timely manner; (2) the possibility that the our vendors may adversely change the terms on which they extend credit to sell us products; (3) our limited liquidity under our revolving credit facility; (4) our significant capitalized lease and guarantee amounts; (5) the presence of intense competitive market activity in our market areas, including competition from warehouse club stores and deep discount supercenters; (6) the cost advantages that many of our competitors have as a result of their larger purchasing power and, in many cases, non-union workforces; (7) our ability to identify and convert new franchisee stores; (8) our continuing ability to obtain reasonable vendor marketing funds for promotional purposes; (9) the potential recognition of repositioning and/or other charges resulting from potential closures, conversions and consolidations of retail stores due principally to the competitive nature of the industry and to the quality of our retail store operators; (10) the potential recognition of additional charges relating to uncollectible accounts receivable from our franchise operators; (11) the potential recognition, if we are not able to achieve our operating plans for certain of our corporate retail stores, of additional potentially significant impairment charges for goodwill; and (12) our costs to continue to comply with the Sarbanes-Oxley Act of 2002. Shareholders, potential investors and other readers are urged to consider these risks carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this quarterly report on Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

        Our only variable rate financial instrument subject to interest rate risk is our revolving credit facility, which permits borrowings at interest rates based on either the bank’s prime rate or adjusted LIBOR. As a result of the amounts owed pursuant to our revolving credit facility, increases in market interest rates would cause our interest expense to increase and our earnings from continuing operations before income taxes to decrease. Based on our credit facility borrowings as of October 8, 2005, a 100 basis point increase in market interest rates would increase our annual interest expense by approximately $128,000. Similarly, a 100 basis point decrease in the market interest rate would reduce our annual interest expense by approximately $128,000.

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

PART II OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

        In January 1992, our board of directors instituted a share repurchase plan. Since then, the aggregate amount of our common stock that we can repurchase pursuant to this plan has been increased several times, most recently to its current $30.0 million limit. During the quarter ended October 8, 2005, we did not repurchase any shares of our common stock. Although the plan does not have any expiration date, due to credit facility restrictions, and our focus on reducing our debt, we do not currently anticipate making significant additional repurchases under this plan during 2005.

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

FRESH BRANDS, INC.
Dated: November 17, 2005	By: /s/ Louis E. Stinebaugh
Louis E. Stinebaugh,
President and Chief Operating Officer
Dated: November 17, 2005	By: /s/ John H. Dahly
John H. Dahly,
Executive Vice President, Chief Financial Officer,
Secretary and Treasurer